Form 10QSB
period 2000-09-30
HERITAGE FINANCIAL HOLDING
filed 2000-11-13
CIK 1126679

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 FOR THE
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


                         Commission file number: 0-31825


                     HERITAGE FINANCIAL HOLDING CORPORATION
        (Exact name of small business issuer as specified in its charter)


              Delaware                            63-1259533
      (State of Incorporation)       (I.R.S. Employer Identification No.)


                              211 Lee Street, N.E.
                             Decatur, Alabama 35601
                    (Address of principal executive offices)


                                 (256) 355-9500
                (Issuer's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.              Yes  X    No
                                  -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common Stock, $0.01 par value           Outstanding at October 31, 2000:  8,475,822 shares

                                   FORM 10-QSB

                     HERITAGE FINANCIAL HOLDING CORPORATION

                               SEPTEMBER 30, 2000


                                TABLE OF CONTENTS

                                                                                             PAGE NO.
PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements (Unaudited)

           Consolidated Statements of Financial Condition at September 30, 2000
              and December 31, 1999........................................................        3

           Consolidated Statements of Income For the Three Months Ended
              September 30, 2000 and 1999..................................................        4

           Consolidated Statements of Comprehensive Income For the Three Months Ended
              September 30, 2000 and 1999..................................................        5

           Consolidated Statements of Income For the Nine Months Ended
              September 30, 2000 and 1999..................................................        6

           Consolidated Statements of Comprehensive Income For the Nine Months
              Ended September 30, 2000 and 1999............................................        7

           Consolidated Statement of Shareholders' Equity For the Nine Months
              Ended September 30, 2000.....................................................        8

           Consolidated Statements of Cash Flows For the Nine Months Ended
              September 30, 2000 and 1999..................................................        9

           Notes to Consolidated Financial Statements......................................       10

  Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations................................       12


PART II - OTHER INFORMATION

  Item 5 - Other Information...............................................................       18

  Item 6 - Exhibits and Reports on Form 8-K................................................       18

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                     HERITAGE FINANCIAL HOLDING CORPORATION
              SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999

                                                                                      Consolidated          Heritage
                                                                                      September 30,           Bank
                                                                                          2000             December 31,
                                                                                       (Unaudited)            1999
                                                                                       -----------            ----
ASSETS

   Cash and due from banks .....................................................      $   5,885,878       $   6,357,183
   Interest-bearing deposits with other banks ..................................            871,018           9,533,139
   Federal funds sold and securities purchased under agreements to resale ......         38,140,000          13,185,000
   Securities available-for-sale ...............................................         25,998,976          19,969,134
   Loans, net of unearned income ...............................................        371,111,204         244,619,907
   Allowance for loan losses ...................................................         (4,650,701)         (3,035,549)
   Premises and equipment, net .................................................          5,360,712           3,666,891
   Accrued interest ............................................................          4,223,088           2,082,411
   Other real estate owned .....................................................            212,875             212,875
   Other assets ................................................................          1,335,226           1,361,019
                                                                                      -------------       -------------

       TOTAL ASSETS ............................................................      $ 448,488,276       $ 297,952,010
                                                                                      =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

  Deposits:
     Noninterest-bearing deposits ..............................................      $  11,925,377       $  13,689,904
     Interest-bearing deposits .................................................        388,285,386         235,342,259
                                                                                      -------------       -------------
       TOTAL DEPOSITS ..........................................................        400,210,763         249,032,163

   Accrued interest ............................................................          3,378,880           1,472,898
   FHLB advances ...............................................................         12,000,043          25,000,000
   Other liabilities ...........................................................            700,740             526,899
                                                                                      -------------       -------------
       TOTAL LIABILITIES .......................................................        416,290,426         276,031,960

SHAREHOLDERS' EQUITY

   Common stock ($0.01 par value; 40,000,000 shares authorized, 8,475,822 issued and outstanding at September 30, 2000; 7,581,044 issued and outstanding
     at December 31, 1999) .....................................................             84,758              75,810

   Capital surplus .............................................................         30,141,727          21,554,250
   Retained earnings ...........................................................          2,613,462           1,182,807
   Accumulated comprehensive income (loss): net unrealized holding gains
     (losses) on securities available-for-sale, net of deferred income tax .....           (642,097)           (892,817)
                                                                                      -------------       -------------
       TOTAL SHAREHOLDERS' EQUITY ..............................................         32,197,850          21,920,050
                                                                                      -------------       -------------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..............................      $ 448,488,276       $ 297,952,010
                                                                                      =============       =============

                 See notes to consolidated financial statements

                        CONSOLIDATED STATEMENTS OF INCOME
                     HERITAGE FINANCIAL HOLDING CORPORATION
                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                        Heritage Bank
                                                                       Consolidated         Only
                                                                           2000             1999
                                                                           ----             ----
INTEREST INCOME
   Interest and fees on loans ......................................   $ 8,496,716      $ 4,028,317
   Interest and dividends on securities:
     Taxable securities ............................................       404,050          292,388
     Nontaxable securities .........................................        30,904           26,100
   Interest earned on deposits with other banks ....................       129,000           30,000
   Interest earned on federal funds sold and securities purchased
     under agreements to resale ....................................       820,415          137,117
                                                                       -----------      -----------
       TOTAL INTEREST INCOME .......................................     9,881,085        4,513,922
                                                                       -----------      -----------

INTEREST EXPENSE
   Interest on deposits ............................................     6,100,641        2,398,856
   Interest on borrowed funds ......................................       250,073          184,170
                                                                       -----------      -----------
       TOTAL INTEREST EXPENSE ......................................     6,350,714        2,583,026
                                                                       -----------      -----------

NET INTEREST INCOME ................................................     3,530,371        1,930,896
   Provision for loan losses .......................................       763,200          457,870
                                                                       -----------      -----------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES .......................................     2,767,171        1,473,026

NONINTEREST INCOME
   Service charges on deposit accounts .............................       185,038          135,999
   Other operating income ..........................................        77,113           40,214
   Securities gains (losses) .......................................            --              904
                                                                       -----------      -----------
       TOTAL NONINTEREST INCOME ....................................       262,151          177,117
                                                                       -----------      -----------

NONINTEREST EXPENSES
   Salaries and employee benefits ..................................     1,151,927          788,004
   Net occupancy expense ...........................................       198,145          160,516
   Other operating expense .........................................       727,780          433,567
                                                                       -----------      -----------
       TOTAL NONINTEREST EXPENSES ..................................     2,077,852        1,382,087
                                                                       -----------      -----------

Income before income taxes .........................................       951,470          268,056
Provision for income taxes .........................................       378,956          123,490
                                                                       -----------      -----------

NET INCOME .........................................................   $   572,514      $   144,566
                                                                       ===========      ===========

Basic earnings per common share ....................................   $       .07      $       .02
Earnings per common share assuming dilution ........................           .06              .02

Basic weighted average shares outstanding ..........................     8,474,144        7,200,804
Weighted average shares outstanding assuming dilution ..............    10,387,216        8,633,282

                 See notes to consolidated financial statements

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     HERITAGE FINANCIAL HOLDING CORPORATION
                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                             Heritage Bank
                                                                             Consolidated        Only
                                                                                 2000            1999
NET INCOME ...............................................................    $ 572,514       $ 144,566

Other comprehensive income, net of tax:
   Unrealized gains on securities:
     Unrealized holding gains (losses) arising during the period .........      220,679        (183,528)
     Less: reclassification adjustments for gains included in net income .           --            (904)
                                                                              ---------       ---------
     Net unrealized losses ...............................................      220,679        (184,432)
   Income tax related to items of other comprehensive income .............      (88,272)         73,773
                                                                              ---------       ---------
Other comprehensive income (loss) ........................................      132,407        (110,659)
                                                                              ---------       ---------

COMPREHENSIVE INCOME .....................................................    $ 704,921       $  33,907
                                                                              =========       =========

                 See notes to consolidated financial statements

                        CONSOLIDATED STATEMENTS OF INCOME
                     HERITAGE FINANCIAL HOLDING CORPORATION
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                              Heritage Bank
                                                                             Consolidated         Only
                                                                                 2000             1999
INTEREST INCOME
   Interest and fees on loans ..........................................     $22,128,226      $10,206,705
   Interest and dividends on securities:
     Taxable securities ................................................       1,158,341          883,253
     Nontaxable securities .............................................          92,712           58,191
   Interest earned on deposits with other banks ........................         356,000           93,937
   Interest earned on federal funds sold and securities purchased under
     agreements to resale ..............................................       1,354,486          423,506
                                                                             -----------      -----------
       TOTAL INTEREST INCOME ...........................................      25,089,765       11,665,592
                                                                             -----------      -----------

INTEREST EXPENSE
   Interest on deposits ................................................      14,269,574        6,235,802
   Interest on borrowed funds ..........................................         994,229          440,023
                                                                             -----------      -----------
       TOTAL INTEREST EXPENSE ..........................................      15,263,803        6,675,825
                                                                             -----------      -----------

NET INTEREST INCOME ....................................................       9,825,962        4,989,767
   Provision for loan losses ...........................................       2,399,120        1,055,170
                                                                             -----------      -----------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES ...........................................       7,426,842        3,934,597

NONINTEREST INCOME
   Service charges on deposit accounts .................................         544,269          360,248
   Other operating income ..............................................         203,607          101,437
   Securities gains ....................................................              --            1,110
                                                                             -----------      -----------
       TOTAL NONINTEREST INCOME ........................................         747,876          462,795
                                                                             -----------      -----------

NONINTEREST EXPENSES
   Salaries and employee benefits ......................................       3,343,419        1,934,853
   Occupancy and equipment expense .....................................         572,712          374,873
   Other operating expense .............................................       1,915,041        1,064,958
                                                                             -----------      -----------
       TOTAL NONINTEREST EXPENSES ......................................       5,831,172        3,374,684
                                                                             -----------      -----------

Income before income taxes .............................................       2,343,546        1,022,708
Provision for income taxes .............................................         912,890          430,285
                                                                             -----------      -----------

NET INCOME .............................................................     $ 1,430,656      $   592,423
                                                                             ===========      ===========

Basic earnings per common share ........................................     $       .17      $       .08
Earnings per common share assuming dilution ............................             .14              .07

Basic weighted average shares outstanding ..............................       8,263,346        7,196,366
Weighted average shares outstanding assuming dilution ..................      10,072,414        8,291,434

                 See notes to consolidated financial statements

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     HERITAGE FINANCIAL HOLDING CORPORATION
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                                        Heritage Bank
                                                                                      Consolidated         Only
                                                                                         2000              1999
NET INCOME .......................................................................    $ 1,430,656       $   592,423

Other comprehensive income, net of tax:
     Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) arising during the period .................        417,867        (1,078,101)
     Less: reclassification adjustments for gains included in net income .........             --            (1,110)
                                                                                      -----------       -----------
     Net unrealized losses .......................................................        417,867        (1,079,211)
   Income tax related to items of other comprehensive income .....................       (167,147)          431,685
                                                                                      -----------       -----------
Other comprehensive income (loss) ................................................        250,720          (647,526)
                                                                                      -----------       -----------

COMPREHENSIVE INCOME (LOSS) ......................................................    $ 1,681,376       $   (55,103)
                                                                                      ===========       ===========

                        See notes to financial statements

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     HERITAGE FINANCIAL HOLDING CORPORATION
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                                                                                Accumulated
                                               Common          Capital         Retained        Comprehensive
                                                Stock          Surplus         Earnings        Income (Loss)        Total
Balance at December 31, 1999 ............   $    75,810      $21,554,250      $ 1,182,806      $  (892,817)      $21,920,049

Net change in unrealized gains
   (losses) on securities ...............            --               --               --          250,720           250,720

Issuance of shares under
   Employee Stock Purchase Plan .........            48           29,630               --               --            29,678

Issuance of shares from stock options ...           400           66,347               --               --            66,747

Issuance of shares from stock offering ..         8,500        8,491,500               --               --
                                                                                                                   8,500,000

Net income - September 30, 2000 .........            --               --        1,430,656               --         1,430,656
                                            -----------      -----------      -----------      -----------       -----------

BALANCE AT SEPTEMBER 30, 2000 ...........   $    84,758      $30,141,727      $ 2,613,462      $  (642,097)      $32,197,850
                                            ===========      ===========      ===========      ===========       ===========

                 See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     HERITAGE FINANCIAL HOLDING CORPORATION
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                                        Heritage Bank
                                                                                     Consolidated            Only
                                                                                         2000                1999
OPERATING ACTIVITIES
   Net Income ..................................................................    $   1,430,656       $     592,423
   Adjustments To Reconcile Net Income to Net Cash
     Provided By Operating Activities:
     Provision for loan losses .................................................        2,399,120           1,055,170
     Depreciation, amortization and accretion, net .............................          194,442             191,448
     Realized investment security gains ........................................               --              (1,110)

     Increase in accrued interest receivable ...................................       (2,140,677)           (602,778)
     Increase in accrued interest payable ......................................        1,905,982             109,312
     Other, net ................................................................           57,148            (521,687)
                                                                                    -------------       -------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES ...............................        3,846,671             822,778
                                                                                    -------------       -------------

INVESTING ACTIVITIES
   Net (increase) decrease in securities available-for-sale ....................       (5,611,975)            900,586
   Net increase in loans to customers ..........................................     (127,275,265)        (84,044,185)
   Capital expenditures, net ...................................................       (1,888,205)           (774,597)
                                                                                    -------------       -------------
       NET CASH USED IN INVESTING ACTIVITIES ...................................     (134,775,445)        (83,918,196)
                                                                                    -------------       -------------

FINANCING ACTIVITIES
   Net increase in demand deposits, NOW
     accounts and savings accounts .............................................        7,294,858          12,946,855
   Net increase in certificates of deposit .....................................      143,883,742          57,458,326
   Issuance of shares ..........................................................        8,596,425             697,227
   Receipt of stock subscriptions ..............................................               --             948,968
   Net decrease in short-term borrowings .......................................          (24,720)            (26,418)
   Net increase (decrease) in FHLB advances ....................................      (12,999,957)          7,000,000
                                                                                    -------------       -------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES ...............................      146,750,348          79,024,958
                                                                                    -------------       -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........................       15,821,574          (4,070,460)

Cash and Cash Equivalents At Beginning of Period ...............................       29,075,322          24,797,024
                                                                                    -------------       -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................................    $  44,896,896       $  20,726,564
                                                                                    =============       =============

                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     HERITAGE FINANCIAL HOLDING CORPORATION
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Heritage Financial Holding Corporation (the "Company") and its subsidiary, Heritage Bank (the "Bank"). The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

During the quarter ended September 30, 2000, the Company acquired all the outstanding stock of the Bank through a 100% one-for-one stock exchange utilizing pooling-of-interest accounting treatment. The Company was formed during 2000 and prior to the acquisition of the Bank had no operations. All financial information prior to the third quarter of 2000 represents the operations of the Bank.

The statement of financial condition at December 31, 1999, has been derived from the audited financial statements of the Bank at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto for the Bank for the year ended December 31, 1999, included in Form 10-KSB filed in April 2000.


NOTE B - INCOME TAXES

The effective tax rate of 39.0 percent for the nine months ended September 30, 2000 differs from the statutory rate principally because of the effect of state income taxes. The effective rate of 42.1 percent for the nine months ended September 30, 1999 differs from the statutory rate due primarily to the effect of state income taxes and nondeductible items.


NOTE C - SECURITIES

The Bank applies the accounting and reporting requirements of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). This pronouncement requires that all investments in debt securities be classified as either "held-to-maturity" securities, which are reported at amortized cost; trading securities, which are reported at fair value, with unrealized gains and losses included in earnings; or "available-for-sale" securities, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity (net of deferred tax effect).

At September 30, 2000, the Bank had net unrealized gains/losses of $1,070,162 in available-for-sale securities which are reflected in the presented assets and resulted in a decrease in shareholders' equity of $642,097, net of deferred tax benefit. There were no trading securities. The net increase in shareholders' equity as a result of the SFAS 115 adjustment from December 31, 1999 to September 30, 2000 was $250,720.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     HERITAGE FINANCIAL HOLDING CORPORATION
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE D - SHAREHOLDER'S EQUITY

In November 1999, the Bank issued a 2-for-1 stock split (the "split"). All references to weighted average shares outstanding, per share amounts, option shares, and exercise prices included in the accompanying financial statements and notes reflect the split and its retroactive effect.


NOTE E - REORGANIZATION

On July 17, 2000, the Federal Deposit Insurance Corporation issued a combined Order and Basis for Corporation Approval approving the Interagency Bank Merger Application submitted on behalf of the Bank for consent to merge with Heritage Interim Corporation under the charter and title of the Bank. On July 20, 2000, the Board of Governors of the Federal Reserve System approved the application by the Company to become a bank holding company by acquiring the Bank pursuant to the Bank Holding Company Act. The Bank and the Company consummated the reorganization and merger in August 2000.


NOTE F - SEGMENT INFORMATION

All of the Bank's offices offer similar products and services, are located in the same geographic region, and serve the same customer segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic financial statements and related footnotes provide details related to segment reporting.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                               SEPTEMBER 30, 2000


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to assist an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the September 30, 2000 Form 10-QSB.


FINANCIAL CONDITION

September 30, 2000 compared to December 31, 1999

LOANS

Loans comprised the largest single category of the Company's earning assets on September 30, 2000. Loans, net of unearned income and allowance for loan losses, were 81.7% of total assets at September 30, 2000 and 81.1% of total assets at December 31, 1999. Total net loans were $366,460,503 at September 30, 2000, representing a 51.7% increase from the December 31, 1999 total of $241,584,358. This increase is the result of increased loan demand and expansion into new markets.

INVESTMENT SECURITIES AND OTHER EARNING ASSETS

The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Federal funds sold and securities purchased under agreements to resell are tools in managing the daily cash position of the Bank. Investment securities, federal funds sold and securities purchased under agreements to resale increased $30,984,842 (93.5%) from December 31, 1999 to September 30, 2000. The increase was due primarily to the large federal funds position made available through the significant deposit growth.

ASSET QUALITY

Between December 31,1999 and September 30, 2000, the Bank experienced a slight decline in the quality of its assets as measured by three key ratios. The ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) decreased from 2.59 to 1.68. The ratio of nonperforming assets to total assets increased from .004 to .006, the ratio of nonperforming loans to total loans increased to .007 from .004. These ratios declined due to the Bank's growth during the past nine months. All three ratios are favorable as compared to industry averages, and management is aware of no factors that would suggest that they are prone to erosion in future periods.

DEPOSITS

Total deposits of $400,210,763 at September 30, 2000 increased $151,178,600 (60.7%) over total deposits of $249,032,163 at year-end 1999. Deposits are the Bank's primary source of funds with which to support its earning assets. Noninterest-bearing deposits decreased $1,764,527 or 12.9% from year-end 1999 to September 30, 2000, and interest-bearing deposits increased $152,943,127 (65.0%) from year-end 1999.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                               SEPTEMBER 30, 2000


FINANCIAL CONDITION - CONTINUED

SHAREHOLDERS' EQUITY

Shareholders' equity increased $10,277,801 from December 31, 1999 to September 30, 2000, due to net income of $1,430,656, the issuance of shares under the Employee Stock Purchase Plan totaling $29,678, the issuance of shares under a public stock offering totaling $8,500,000, the exercise of stock options totaling $66,747 and the decrease of unrealized losses on securities available for sale totaling $250,720, net of deferred tax liability.

LIQUIDITY MANAGEMENT

Liquidity is defined as the ability of a company to convert assets into cash or cash equivalents without significant loss. Liquidity management involves maintaining the Bank's ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Bank would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the production and growth needs of the communities it serves.

The primary function of asset and liability management is not only to assure adequate liquidity in order for the Bank to meet the needs of its customer base, but to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Bank can also meet the investment requirements of its shareholders. Daily monitoring of the sources and uses of funds is necessary to maintain an acceptable cash position that meets both requirements. In the banking environment, both assets and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and sales and maturities of securities. Loans that mature in one year or less equaled approximately $153,504,000 or 41.4% of the total loan portfolio at September 30, 2000. Other sources of liquidity include short-term investments such as federal funds sold and repurchase agreements.

The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. Funds are also available through the purchase of federal funds from correspondent commercial banks. The Bank is also a member of the Federal Home Loan Bank of Atlanta. Membership provides the Bank with additional lines of credit for liquidity needs.

CAPITAL RESOURCES

A strong capital position is vital to the continued profitability of the Company and the Bank because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The Bank has provided the majority of its capital requirements through the retention of earnings.

Bank regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became effective. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with

                     HERITAGE FINANCIAL HOLDING CORPORATION
                               SEPTEMBER 30, 2000


FINANCIAL CONDITION - CONTINUED

risk-adjusted assets to determine the risk-based capital ratios. The Bank's Tier I capital, which consists of common equity less goodwill, amounted to $32,839,947 at September 30, 2000. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components is referred to as Total Risk-Based capital and was $37,490,648 at September 30, 2000.

The Bank's current capital positions exceed the regulatory guidelines. Management has reviewed and will continue to monitor the Bank's asset mix and product pricing, and the loan loss allowance, which are the areas determined to be most affected by these new requirements.


RESULTS OF OPERATIONS

Three months and nine months ended September 30, 2000 and 1999

SUMMARY

Net earnings of the Company for the quarter ended September 30, 2000 was $572,514, compared to $144,566 for the same period in 1999, representing a 296.0% increase. Net earnings of the Company for the nine months ended September 30, 2000 were $1,430,656 compared to $592,423 for the same period in 1999, representing a 141.5% increase. These increases were due principally to the Bank's growth, especially in the area of loans.

NET INTEREST INCOME

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the nine months ended September 30, 2000 increased $13,424,173 (115.1%) from the same period in 1999. This increase was due to increases in loan interest income across all loan categories due to the significant increase in loan volume. Interest expense for the nine months ended September 30, 2000 increased $8,587,978 or 128.6% over the corresponding period of 1999 due to increased deposit growth. As a result of these factors, net interest income increased $4,836,195 or 96.9% in the nine months ended September 30, 2000, compared to the same period of 1999. Net interest income for the quarter ended September 30, 2000 increased $1,599,475 or 82.8% compared to the second quarter of 1999 due again to increases in loans and deposits.

PROVISION FOR LOAN LOSSES

The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon Bank's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $2,399,120 for the nine months ended September 30, 2000 compared to $1,055,170 for the same period of 1999. Charge-offs exceeded recoveries by $783,968 for the nine months ended September 30, 2000.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                               SEPTEMBER 30, 2000


RESULTS OF OPERATIONS - CONTINUED

The provision for loan losses was $763,200 for the three months ended September 30, 2000 compared to $457,870 for the same period of 1999. Charge-offs exceeded recoveries by $124,502 for the three months ended September 30, 2000.

The reserve for loan losses as a percent of outstanding loans, net of unearned income, was 1.25% at September 30, 2000 and 1.24% at year-end 1999.

NONINTEREST INCOME

Noninterest income for the third quarter of 2000 increased $85,034 (48.0%) compared to the same period of 1999. Noninterest income for the nine months ended September 30, 2000 was $747,876 compared to $462,795 for the same period of 1999, a 61.6% increase. These increases were primarily due to increased NSF charges, underwriting fees and safe deposit box revenue.

NONINTEREST EXPENSES

Noninterest expenses for the quarter ended September 30, 2000 were $2,077,852, reflecting an increase of $695,765 or 50.3% over the same period of 1999. Noninterest expenses for the nine months ended September 30, 2000 were $5,831,172 reflecting a 72.8% increase over the same period of 1999. The primary components of noninterest expenses are salaries and employee benefits, which increased to $3,343,419 for the nine months ended September 30, 2000, 72.8% higher than in the same period of 1999. Occupancy and equipment costs for the nine months ended September 30, 2000 increased $197,839 over the same period of 1999 primarily because of increased depreciation due to the additional locations becoming fully operative.

INCOME TAXES

The Bank attempts to maximize its net income through active tax planning. The provision for income taxes of $912,890 for the nine months ended September 30, 2000 increased $482,605 compared to the same period of 1999, due to higher earnings. Taxes as a percent of earnings decreased from 42.1% to 39.0% for the nine months ended September 30, 2000. The effective tax rate of approximately 39.0% is more than the statutory rate principally because of state income taxes.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                               SEPTEMBER 30, 2000


FORWARD-LOOKING INFORMATION

Certain statements in this section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "expect," "anticipate," "intend," and "project" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions in the markets served by the Company, increasing competition, fluctuations in raw materials and energy prices, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                               SEPTEMBER 30, 2000


PART II - OTHER INFORMATION

 ITEM 5 - OTHER INFORMATION

          On July 17, 2000, the Federal Deposit Insurance Corporation issued a combined Order and Basis for Corporation Approval approving the Interagency Bank Merger Application submitted on behalf of the Bank for consent to merge with Heritage Interim Corporation under the charter and title of the Bank. On July 20, 2000, the Board of Governors of the Federal Reserve System approved the application by the Company to become a bank holding company by acquiring the Bank pursuant to the Bank Holding Company Act. The Bank and the Company consummated the reorganization and merger in August 2000.

 ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

              Exhibit 11 - Statements Re: Computation of Per Share Earnings

              Exhibit 27 - Financial Data Schedule (SEC use only)

          (b) Reports on Form 8-K

              During the quarter ended September 30, 2000, no reports were filed for Heritage Financial Holding Corporation on Form 8-K.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                               SEPTEMBER 30, 2000


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  HERITAGE FINANCIAL HOLDING CORPORATION


                  By:  /s/ Reginald D. Gilbert                           November 13, 2000
                       -------------------------------------             ---------------------------
                       Reginald D. Gilbert                               Date
                       President and Chief Executive Officer
                       (Principal Executive Officer)


                  By:  /s/ John E. Whitley                               November 13, 2000
                       -------------------------------------             ---------------------------
                       John E. Whitley                                   Date
                       Vice President
                       (Principal Financial and
                        Accounting Officer)