Form 10KSB
period 2000-12-31
HERITAGE FINANCIAL HOLDING
filed 2001-04-02
CIK 1126679

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                   FORM 10-KSB
                                  ANNUAL REPORT

                                -----------------

     PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000       COMMISSION FILE NO. 000-31825

                               HERITAGE FINANCIAL
                               HOLDING CORPORATION
                 (Name of Small Business Issuer in Its Charter)

             DELAWARE                                63-1259533
     ------------------------          ---------------------------------------
     (State of Incorporation)          (I.R.S. Employer Identification Number)


        211 LEE STREET, N.E.
          DECATUR, ALABAMA                                   35601
 ---------------------------------------                ---------------
(Address of Principal Executive Offices)                  (Zip Code)


                                 (256) 355-9500
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:


   TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
   -------------------            -----------------------------------------
         None                                       None

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                     Common Stock, $0.01 par value per share

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were $36,699,217.

         There is no established trading market for the registrant's capital stock. The aggregate market value of the stock held by non-affiliates of the registrant at March 15, 2001 was $59,192,406, based on a per share price of $13.00, which is the price of the last trade of which management is aware as of such date. Although directors and executive officers of the registrant were assumed to be "affiliates" of the registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

         At March 22, 2001, there were 8,475,822 shares of the registrant's Common Stock outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

================================================================================

                     HERITAGE FINANCIAL HOLDING CORPORATION

                         2000 FORM 10-KSB ANNUAL REPORT


                                TABLE OF CONTENTS

  ITEM NUMBER                                                                                            PAGE OR
IN FORM 10-KSB                                         DESCRIPTION                                       LOCATION
- ---------------       ---------------------------------------------------------------------------        --------
   Item 1.            Business...................................................................            2

   Item 2.            Properties.................................................................           14

   Item 3.            Legal Proceedings..........................................................           14

   Item 4             Submission of Matters to a Vote of Security Holders........................           14

   Item 5.            Market for the Registrant's Common Equity and Related
                      Shareholder Matters........................................................           15

   Item 6.            Management's Discussion and Analysis of Financial
                      Condition and Results of Operations........................................           16

   Item 7.            Financial Statements.......................................................           33

   Item 8.            Changes in and Disagreements with Accountants on Accounting
                      and Financial Disclosure...................................................           68

   Item 9.            Directors, Executive Officers, Promoters and Control Persons;
                      Compliance with Section 16(a) of the Exchange Act..........................           68

   Item 10.           Executive Compensation.....................................................           68

   Item 11.           Security Ownership of Certain Beneficial Owners and Management.............           68

   Item 12.           Certain Relationships and Related Transactions.............................           68

   Item 13.           Exhibits and Reports on Form 8-K...........................................           69

                                     PART I

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         Certain of the statements made in this Report and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements made by the Company or its officers, directors or employees, may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements are based on Management's beliefs, current expectations, estimates and projections about the financial services industry, the economy and about the Company and the Bank in general. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, (i) increased competition with other financial institutions,
(ii) lack of sustained growth in the economy (iii) rapid fluctuations in interest rates, (iv) the inability of the Bank (as defined herein) to maintain regulatory capital standards, and (v) changes in the legislative and regulatory environment. Many of such factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS

GENERAL

         Heritage Financial Holding Corporation (the "Company" or "Registrant") is a bank holding company registered under the Bank Holding Company Act of 1956 ("BHCA"). The Company is incorporated under the laws of the State of Delaware and headquartered in Decatur, Alabama. Through its single banking subsidiary, Heritage Bank (the "Bank"), an Alabama banking corporation, the Company operates seven offices throughout Northern Alabama. At December 31, 2000, the Company had assets of approximately $471.5 million, loans of approximately $422.1 million, deposits of approximately $421.2 million and stockholder's equity of approximately $33.5 million.

         The Company was established in the year 2000 in order to facilitate a reorganization and merger of the Company and Heritage Bank into a bank holding company structure. The reorganization was effective on August 31, 2000. The principal activity of the Company is to supervise, coordinate and facilitate the business of its subsidiaries and to provide them with capital and services. The Company currently derives all of its income from dividends received from the Bank. Various statutory provisions and regulatory policies limit the amount of dividends the Bank may pay without regulatory approval. In addition, federal statutes restrict the ability of the Bank to make loans to the Company. The Company is regulated by the Board of Governors of the Federal Reserve System.

         Heritage Bank is a state banking corporation and is a wholly-owned subsidiary of the Company. The Bank was incorporated under the laws of the State of Alabama on May 4, 1995, to engage in the business of general commercial banking, emphasizing the needs of individuals and small-to-medium-sized businesses. It currently has operations throughout Northern Alabama with offices in and around Morgan, Madison and Jefferson Counties, Alabama. Heritage Bank is regulated by the State of Alabama Banking Department and the Federal Deposit Insurance Corporation.

         The principal executive offices of the Company and Heritage Bank are located at 211 Lee Street, N.E., Decatur, Alabama 35601, and the telephone number is (205) 355-9500. As used in this Annual Report, the term "Company" refers to Heritage Financial Holding Corporation and its respective subsidiaries and affiliates, including Heritage Bank, unless the context requires otherwise.

RECENT DEVELOPMENTS

         On February 22, 2001, the Company and a newly formed subsidiary, Heritage Financial Statutory Trust I, a Connecticut statutory trust ("Heritage Trust"), completed a private placement of capital securities in which Heritage Trust sold 10,000 capital securities with a liquidation amount of $1,000 per security (the "Capital Securities"). The Capital Securities are fully and unconditionally guaranteed on a subordinated basis by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment pursuant to the Guarantee Agreement between the Company and State Street Bank and Trust Company of Connecticut, National Association. Heritage Trust used the proceeds of the sale of the Capital Securities to purchase the Junior Subordinated Deferrable Interest Debentures (the "Debt Securities") issued by the Company and due in 2031. The Company received net proceeds from the transaction of approximately $10,000,000. The Company will use the proceeds to supply capital to its banking subsidiary, Heritage Bank, and for other general corporate purposes.

SERVICES

         The Company's banking subsidiary, Heritage Bank, provides a wide range of general retail and commercial banking services. Its principal business is to accept demand and savings deposits from the general public and to invest such funds in commercial and consumer loans in the Company's market areas. Heritage Bank seeks savings deposits and transaction accounts from households and businesses by offering a full range of savings accounts, retirement and professional accounts, checking account and time certificates. Heritage Bank offers 24-hour automated teller machines and other financial services. The Company does not presently provide trust and fiduciary services.

MARKET AREAS

         The Company conducts its banking activities in Morgan, Madison and Jefferson counties in Alabama and in the surrounding vicinities. Within those areas, the Company has banking offices located in the cities of Decatur, Huntsville, Madison and Birmingham, Alabama.

LENDING ACTIVITIES

         The Company offers a range of lending services, including real estate, consumer and commercial loans, primarily to individuals and businesses and other organizations that are located in or conduct a substantial portion of their business in the Company's market areas. The Company's total loans at December 31, 2000, were $422.1 million, or 92.1% of total earning assets. The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan and are further subject to competitive pressures, money market rates, availability of funds and government regulations. The Company has no foreign loans or loans for highly leveraged transactions.

LOAN PORTFOLIO

         Real Estate Loans. Loans secured by real estate are a significant component of the Company's loan portfolio, constituting $296.0 million, or 70.1% of total loans at December 31, 2000. The Company's primary type of real estate loan is single family first mortgage loans, typically structured with fixed or adjustable interest rates, based on market conditions. Fixed rate loans usually have terms of five years or less, with payments through the date of maturity generally based on a 15 to 30-year amortization schedule. Adjustable rate loans generally have a term of 15 years. The Company charges an origination fee on these mortgage loans.

         The Company's nonresidential mortgage loans include commercial, industrial and raw land loans. The commercial real estate loans are typically used to provide financing for retail establishments, offices and manufacturing facilities. The Company generally requires nonresidential mortgage loans to have an 80% loan-to-value ratio and usually underwrites its commercial loans on the basis of the borrower's cash flow and ability to service the debt from earnings, rather than on the basis of the value of the collateral. Terms are typically five years and may have payments through the date of maturity based on a 15 to 30 year amortization schedule. Construction loans usually have a term of twelve months and generally require personal guarantees.

         Commercial, Industrial, and Agricultural Loans. At December 31, 2000, the Company had general commercial, industrial, and agricultural loans of $105.4 million, comprising 25.0% of its total loan portfolio. Commercial and industrial loans consisted primarily of operating loans made to manufacturers, wholesalers and retailers of goods, service companies and other industries. The Company concentrates on making loans to small to medium size companies. The primary repayment risk for commercial loans is the failure of the borrower due to economic or financial factors. Although the Company typically looks to a commercial borrower's cash flow as the principal source of repayment, many commercial loans are secured by inventory, equipment, accounts receivable and other assets. These loans are typically made on terms up to five years at fixed or variable rates and are secured by accounts receivable, inventory or, in the case of equipment loans, the financed equipment. The Company attempts to reduce their credit risk on commercial loans by limiting the loan to value ratio to 65% on loans secured by accounts receivable or inventory and 75% on equipment loans. Agricultural loans are comprised of loans to finance agricultural production, loans to farmers, and loans secured by farmland. The Company is able to manage the risks inherent in these types of loans due to its small number of agricultural loans.

         Consumer Loans. At December 31, 2000, loans to individuals for personal expenditures totaled $20.7 million, comprising some 4.9% of the Company's loan portfolio. These consumer loans include credit card loans and other revolving plans, as well as other consumer loans to purchase automobiles, recreational vehicles, mobile homes, appliances and boats. Consumer loans are underwritten based on the borrower's income, current debt, credit history and collateral. Terms generally range from four to five years on automobile loans and one to three years on other consumer loans.

CREDIT PROCEDURES AND REVIEW

         Loan Approval. There are inherent credit risks associated with making any loan. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. In particular, longer maturities increase the risk that economic conditions will change and adversely affect collectability.

         The Company attempts to minimize loan losses through various means and uses generally recognized underwriting criteria. In particular, on larger credits, the Company generally relies on the cash flow of a debtor as the source of repayment and secondarily on the value of the underlying collateral. In addition, the Company attempts to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral.

         The Company addresses repayment risks by adhering to internal credit policies and procedures that include officer and customer lending limits, a multi-layered loan approval process for larger loans, periodic documentation examination and follow-up procedures for any exceptions to credit policies. The point in the Company's loan approval process at which a loan is approved depends on the size of the borrower's credit relationship with Heritage Bank.

         Loan Review. Heritage Bank has a loan review process designed to promote early identification of credit quality problems. All lending officers are charged with the responsibility of reviewing at least quarterly all past due loans in their respective portfolios. Lending officers establish a watch list of loans to be reviewed quarterly by management and the Board of Directors. Lending officers also conduct a regular centralized internal review which tests compliance with loan policy and documentation for all loans over $250,000 and a sampling of smaller loans.

         The entire loan portfolio undergoes close scrutiny to maintain its quality and diversity and to assure proper documentation. Heritage Bank's lending policy requires analysis of each borrower's projected cash flow and ability to service its debt. This policy also requires that each loan have an agreed upon repayment schedule and gives individual lending officers the responsibility of obtaining, and analyzing current credit information. Maximum loan to value ratios and terms are established in the policy for the various types of loans. The criteria outlined in Heritage Bank's loan policy follows guidelines provided by banking regulators in terms of loan to value ratios, etc. Through Heritage Bank's credit policy and credit review procedures, management believes that it is able to identify areas of concern in the loan portfolio and to take corrective action when necessary.

DEPOSITS

         The principal sources of funds for the Company is core deposits, consisting of demand deposits, interest-bearing transaction accounts, money market accounts, savings deposits and certificates of deposit. Transaction accounts include checking, money market and negotiable order of withdrawal accounts that provide the banks with a source of fee income and cross-marketing opportunities, as well as a low-cost source of funds. Time and savings accounts also provide a relatively stable and low-cost source of funding. The largest source of funds for the Company is certificates of deposit. Certificates of deposit in excess of $100,000 are held primarily by customers in the Company's market areas.

         Deposit rates are set weekly by management. The Company believes that the rates it offers are competitive with those offered by competing institutions in the different market areas. The Company mainly focuses on customer service, not high rates, to attract and retain deposits.

COMPETITION

         The banking business in Alabama is highly competitive with respect to loans, deposits and other services, and is dominated by a number of major banks, bank holding companies and financial holding companies which have numerous offices and affiliates operating over wide geographic areas. The Company competes for deposits, loans and other business with these institutions, as well as with savings and loan associations, finance companies and other local and non-local financial institutions. Areas of competition include prices, interest rates, services and availability of products. Among the advantages certain of these institutions may have compared to the Company are the ability to finance extensive advertising campaigns, and to allocate and diversify their assets among loans and securities of the highest yield and in locations with the greatest demand. In addition, most of the Company's bank competitors are not subject to the same extensive federal and state regulations that govern federally insured banks.

         Many of the major commercial banks or their affiliates in the Company's service areas offer services such as international banking and investment and trust services that are not presently offered directly by the Company. Such competitors, because of their greater capitalization, also have substantially higher lending limits than the Company.

         The Company believes that intense competition for banking business in its market areas will continue and possibly increase. However, the Company also believes that the marketing and business advantages of being locally managed will continue. Management believes its officers are better able to understand and respond effectively and quickly to the local credit and financial service needs of the different communities it serves.

EMPLOYEES

         At December 31, 2000, the Company employed approximately 96 individuals of which approximately 91 were full-time employees. The Company provides a variety of benefit programs including group life, health and accident insurance, long-term disability, a 401(k) retirement plan and an Employee Stock Purchase Plan. The Company maintains ongoing educational and training programs for its employees designed to prepare them for positions of increasing responsibility in both management and operations positions.

SUPERVISION AND REGULATION

         As a bank holding company registered with the Board of Governors of the Federal Reserve System ("Federal Reserve Board") under the BHCA, the Company and Heritage Bank are subject to the supervision, examination and reporting requirements of the Federal Reserve Board and the BHCA. As a bank organized and chartered under the laws of the State of Alabama, Heritage Bank is subject to the regulation and supervision of the Alabama Superintendent of Banks and the State Banking Department. As an insured bank under the Federal Deposition Insurance Act, Heritage Bank is also subject to regulation and examination by the Federal Deposit Insurance Corporation ("FDIC").

         The supervision and regulation of bank holding companies and their subsidiaries are intended primarily for the protection of depositors, the deposit insurance funds of the FDIC and the banking system as a whole, not for the protection of bank holding company stockholders or creditors. The banking agencies have broad enforcement power over bank holding companies and banks including the power to impose substantial fines and other penalties for violation of laws and regulations. The following description summarizes some of the laws to which the Company and Heritage Bank are subject. References herein to applicable statutes and regulations are brief summaries thereof, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations. The Company's operations may be affected by legislative changes and the policies of various regulatory authorities. Management is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control or new federal or state legislation may have in the future.

    Bank Holding Company Regulation

         The Company is a bank holding company registered under the BHCA, and it is subject to the supervision, examination and regulation by the Federal Reserve. The BHCA and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

         Regulatory Restrictions on Dividends. The payment of dividends to the Company by Heritage Bank is subject to certain restrictions imposed by state and federal banking laws, regulations and authorities. The Federal Reserve Board requires that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the bank holding company's expected future needs and financial condition. This policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength for its banking subsidiaries.

         The federal banking statutes prohibit federally insured banks from making any capital distribution, including a dividend payment if, after making the distribution, the institution would be "undercapitalized" as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). In addition, the relevant federal regulatory agencies also have authority to prohibit an insured bank from engaging in an unsafe or unsound practice, as determined by the agency, in conducting the activity. The payment of dividends could be deemed to constitute such an unsafe or unsound practice, depending on the financial condition of the banking subsidiaries. Regulatory authorities could impose administratively stricter limitations on the ability of the banking subsidiaries to pay dividends to the Company if such limits were deemed appropriate to preserve certain capital adequacy requirements.

         At December 31, 2001, an aggregate of approximately $3.1 million was available for payment of dividends by Heritage Bank to the Company under applicable restrictions, without obtaining regulatory approval.

         Source of Strength. Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength for its bank subsidiary and commit resources to its support. This support may be required by the Federal Reserve Board at times when, absent this policy, a bank holding company may not be inclined. A bank holding company, in certain circumstances, could be required to guarantee the capital plan of an undercapitalized banking subsidiary. In addition, any capital loans by a bank holding company to any of its depository institution subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of the banks.

         In the event of a bank holding company's bankruptcy under Chapter 11 of the United States Bankruptcy Code, the bankruptcy trustee will assume any deficit under any commitment by the debtor holding company to any of the federal banking agencies to maintain the capital of a banking subsidiary, and any claim for breach of such obligation will generally have priority over most other secured claims.

         Under the Federal Deposit Insurance Act ("FDIA"), an FDIC-insured depository institution can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (1) the default of a common controlled FDIC-insured depository institution or (2) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled FDIC-insured depository institution. Common controlled FDIC-insured depository institutions are liable to the FDIC for any losses incurred in connection with the failure of a commonly controlled institution.

         Safe and Sound Banking Practices. Bank holding companies are not permitted to engage in unsafe or unsound banking practices. The Federal Reserve Board's Regulation Y, for example, generally requires a bank holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the company's consolidated net worth. The Federal Reserve Board may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. Depending upon the circumstances, the Federal Reserve Board could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

         The Federal Reserve Board has broad authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe or unsound banking practices or which constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing or reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1,000,000 for each day the activity continues.

         Capital Adequacy Requirements. The Company and Heritage Bank are required to comply with the capital adequacy standards established by the Federal Reserve Board and the FDIC, respectively. The Federal Reserve Board has adopted two basic measures of capital adequacy for bank holding companies: a risk-based measure and leverage measure. All applicable capital standards must be satisfied for a bank holding company to be in compliance.

         The risk-based capital standards are designed to make regulatory requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid capital assets. Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

         The minimum guidelines for the ratio ("Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risked-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. At lease half of Total Capital must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital").

         In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at lease 3%, plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at December 31, 2000, was 7.26%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a tangible Tier 1 Capital Leverage Ratio (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

         The Federal Reserve Board's risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Bank holding companies not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The Federal Reserve Board may set capital requirements for a particular bank holding company that are higher than the minimum ratios when certain circumstances warrant. These guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

 Heritage Bank is also subject to risk-based and leverage capital requirements adopted by its federal regulatory agency, the FDIC. Heritage Bank was in compliance with the applicable minimum capital requirements at December 31, 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Failure to meet capital guidelines could subject Heritage Bank to a variety of enforcement measures and remedies by the FDIC, including termination of deposit insurance and other restrictions on business.

         Bank regulators are required to take "prompt corrective actions" to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event that an institution becomes "undercapitalized," it must submit a capital restoration plan. Banking regulators would not accept a capital restoration plan unless the bank holding company having control of the undercapitalized institution guarantees the subsidiary's compliance with the capital restoration plan up to a specified amount. Any such guarantee from a depository institution's bank holding company is entitled to a priority of payment in bankruptcy.

         The aggregate liability of the bank holding company of an undercapitalized bank is limited to the lesser of 5% of the institution's assets at the time it became undercapitalized or the amount necessary to cause the institution to the "adequately capitalized." The bank regulators have greater enforcement power when an institution becomes "significantly" or "critically" undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution may be required to consent to a consolidation or divestiture of the troubled institution or other affiliates.

         Acquisitions by Bank Holding Companies. The BHCA requires every bank holding company to obtain prior approval of the Federal Reserve Board before it
(1) may acquire all or substantially all of the assets of any bank; (2) may acquire direct or indirect ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank; or (3) may merger or consolidate with any other bank holding company. In approving bank acquisitions by bank holding companies, the Federal Reserve Board is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served and various other factors.

         The BHCA further provides that the Federal Reserve Board may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or than in any other manner would be in restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the communities to be served. The Federal Reserve Board is required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned, including capital adequacy, and the convenience of the community to be served including the parties' performance under the Community Reinvestment Act of 1977 ("CRA").

         Control Acquisitions. The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, would, under the circumstances set forth in the presumption, constitute acquisition of control of that bank holding company.

         In addition, under the BHCA, any company is required to obtain the prior approval of the Federal Reserve Board before acquiring 25% (and bank holding companies are required to obtain prior approval from the Federal Reserve Board before acquiring 5%) or more of the outstanding common stock of a bank holding company, or otherwise obtain control or a "controlling influence" over the bank holding company.

         Branching. The BHCA, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") repealed prior statutory restrictions on interstate banking, such that a bank holding company may acquire a bank located in any other state, and any bank holding company located outside Alabama may lawfully acquire any Alabama-based bank regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements and other restrictions. In addition, the Interstate Banking Act generally provided that after June 1, 1997, national state-chartered banks may branch interstate through acquisition of banks in other states. The State of Alabama has laws relating specifically to acquisition of banks, bank holding companies and other types of financial institutions in each state, by financial institutions that are based in, and not based in those states. Alabama law has set five years as the minimum age of banks which may be acquired.

    Banking Subsidiary Regulation

         Heritage Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations, and is supervised and examined by the FDIC and the Alabama Banking Department. These regulatory authorities regulate or monitor all areas of Heritage Bank's operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records and adequacy of staff training to carry on safe lending and deposit receipt practices. Heritage Bank must maintain certain capital ratios and is subject to limitations on aggregate investments in real estate, bank premises and furniture and fixtures.

         Restrictions on Transactions With Affiliates and Insiders. Transactions between Heritage Bank and its subsidiaries or affiliates, specifically including the Company, are subject to Sections 23A and 23B of the Federal Reserve Act. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of the Company or Heritage Bank. Section 23B of the Federal Reserve Act generally requires that certain transactions between a bank and its respective affiliates be on terms substantially the same, or at least as favorable to such bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons.

         The restrictions on loans to directors executive officers, principal stockholders and their related interests (collectively referred to herein as "insiders") contained in the Federal Reserve Act and Regulation O apply to all insured institutions and their subsidiaries and bank holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution's total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

         Restrictions on Distribution of Subsidiary Bank Dividends and Assets. Dividends paid by Heritage Bank can be a substantial part of the Company's operating funds and, for the reasonable future, it is anticipated that dividends paid by Heritage Bank to the Company will be a source of operating funds for the Company. The FDIC and the Alabama Banking Department regulations govern the amount of dividends that may be paid by Heritage Bank. Capital adequacy requirements serve to limit the amount of dividends that may be paid to bank holding companies by their banking subsidiaries. Under federal law, no banking subsidiary can pay a dividend it, after paying the dividend, it would be classified as "undercapitalized." The FDIC may declare a dividend payment to be unsafe and unsound even though the banking subsidiary would continue to meet its capital requirements after the dividend.

         Examinations. The FDIC and the Alabama Banking Department, as the primary banking regulators for Heritage Bank, periodically examine and evaluate insured banks. Based upon such an evaluation, the banking regulators may revalue the assets of the institution and require that it establish specific reserves to compensate for the difference between the FDIC-determined value and the bank's established book value.

         Corrective Measures for Capital Deficiencies. The banking regulators are required to take "prompt corrective action" with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are classified "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." A "well capitalized" bank has a Total Risk-Based Capital Ratio of 10.0% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher; a Leverage Ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a certain capital level for any capital measure. An "adequately capitalized" bank has a Total Risk-Based Capital Ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a Leverage Ratio of 4.0% or higher (3.0% or higher if the bank was rated a CAMEL 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well capitalized bank. A depository institution that has a Total Risk-Based Capital Ratio of less than 8.0%, a Tier 1 risk-based capital ratio of 4.0%, or a Leverage Ratio of less than 4.0% is considered to be "undercapitalized." A depository institution that has a Total Risk-Based Capital Ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a Leverage Ratio of less than 3.0% is considered to be "significantly undercapitalized," and an institution that has a tangible equity capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." For purposes of regulation, the term "tangible equity" includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards plus the amount of cumulative perpetual preferred stock (including related surplus), minus all intangible assets with certain exceptions. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its capital position if it receives an unsatisfactory examination rating.

         An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. Under FDICIA, a bank holding company must guarantee that subsidiary depository institution meet its capital restoration plan, subject to certain limitations. The obligation of a controlling bank holding company under FDICIA to fund a capital restoration plan is limited to the lesser of 5.0% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the appropriate federal banking agency is given authority with respect to any undercapitalized depository institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution as described below if it determines "that those actions are necessary to carry out the purpose" of FDICIA.

         At December 31, 2000, the most recent notification from the FDIC catagorized Heritage Bank as "well-capitalized."

         In addition to requiring undercapitalized institutions to submit a capital restoration plan, federal banking regulations contain broad restrictions on certain activities of undercapitalized institutions including asset growth, acquisitions, branch establishment and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be under-capitalized after any such distribution or payment.

         As an institution's capital decreases, the FDIC's enforcement powers become more extensive. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management, and other restrictions. The FDIC has only very limited discretion in dealing with a critically undercapitalized institution and is virtually required to appoint a receiver or conservator.

         Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

         FDIC Insurance Assessments. Pursuant to FDICIA, the FDIC adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state super-visor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied.

         Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

         Enforcement Powers. The federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements could subject the Company or Heritage Bank, as well as officers, directors and other institution-affiliated parties of these organizations, to administrative sanctions and substantial civil money penalties. The appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the banking institution is under-capitalized and has no reasonable prospect of becoming adequately capitalized; fails to become adequately capitalized when required to do so; fails to submit a timely and acceptable capital restoration plan; or materially fails to implement an accepted capital restoration plan. The Alabama Banking Department also has broad enforcement powers over Heritage Bank, including the power to impose orders, remove officers and directors, impose fines and appoint supervisors and conservators.

         Community Reinvestment Act. Heritage Bank is subject to the CRA. The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank's record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") requires federal banking agencies to make public a rating of a bank's performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed by federal banking agencies in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or thrift or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. Heritage Bank has received a satisfactory CRA rating from federal banking agencies.

         Consumer Laws and Regulations. In addition to the laws and regulations discussed herein, Heritage Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act and the Fair Housing Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans to or engaging in other types of transactions with such customers.

INSTABILITY OF REGULATORY STRUCTURE

         Various bills are routinely introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulations of banks and the financial services industry. The Company cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect the Company.

EFFECT ON ECONOMIC ENVIRONMENT

         The policies of regulatory authorities, especially the monetary policy of the Federal Reserve Board, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve Board to affect the money supply are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits.

         Federal Reserve Board monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on the business and earnings of the Company and its subsidiaries cannot be predicted.


                            MANAGEMENT'S STATEMENT ON
                     RESPONSIBILITY FOR FINANCIAL REPORTING

                     HERITAGE FINANCIAL HOLDING CORPORATION

         The management of Heritage Financial Holding Corporation is responsible for the content and integrity of the consolidated financial statements and all other financial information included in this annual report. Management believes that the financial statements have been prepared in conformity with generally accepted accounting principles applied on a consistent basis to reflect, in all material respects, the substance of events and transactions that should be included, and that the other financial information in the annual report is consistent with those financial statements. The financial statements necessarily include amounts that are based on management's best estimates and judgements.

         Management maintains and depends upon Heritage Financial Holding Corporation's accounting systems and related systems of internal controls. The internal control systems are designed to ensure that transactions are properly authorized and recorded in the Company's financial record and to safeguard the Company's assets from material loss or misuse. The Company maintains an internal audit staff which monitors compliance with the Company's systems of internal controls and reports to management and to the audit committee of the board of directors.

         The audit committee of the board of directors, composed solely of outside directors, has responsibility for recommending to the board of directors the appointment of the independent auditors for Heritage Financial Holding Corporation. The committee meets periodically with the internal auditors and the independent auditors to review the scope and findings of their respective audits. The internal auditors, independent auditors and management each have full and free access to meet privately as well as together with the committee to discuss internal controls, accounting, auditing, or other financial reporting matters.

         The consolidated financial statements of Heritage Financial Holding Corporation have been audited by Schauer, Taylor, Cox, Vise & Morgan, P.C., independent auditors, who were engaged to express an opinion as to the fairness of presentation of such financial statements.



Timothy A. Smalley                                 Reginald D. Gilbert
Chairman of the Board                              President and
                                                   Chief Executive Officer

                             SELECTED FINANCIAL DATA

         The following table presents on a historical basis selected financial data and ratios for Heritage Financial Holding Corporation.

                                                                                       Years Ended December 31,
                                                                       -----------------------------------------------------
                                                                         2000           1999           1998           1997
                                                                       --------       --------       --------       --------
                                                                            (Dollars in thousands except per share data)
EARNINGS SUMMARY:
   Interest income ..............................................      $ 35,660       $ 17,248       $  9,383       $  4,924
   Less interest expense ........................................        22,018          9,874          5,399          2,863
   Net interest income ..........................................        13,642          7,374          3,984          2,061
   Provision for loan losses ....................................         3,389          1,808            828            336
   Net interest income after provision for
     loan losses ................................................        10,253          5,566          3,156          1,725
   Noninterest income ...........................................         1,039            642            397            174
   Noninterest expense ..........................................         8,113          4,952          2,937          1,443
   Income before income taxes ...................................         3,179          1,256            616            456
   Applicable income taxes ......................................           991            395            197            163
   Net income ...................................................         2,188            861            419            293

PER COMMON SHARE DATA:
   (Retroactively adjusted for effects of stock splits)
   Net income - basic ...........................................      $   0.26       $   0.12       $   0.07       $   0.07
   Net income - diluted .........................................          0.22           0.11           0.07           0.07
   Cash dividends declared per common share .....................          0.00           0.00           0.00           0.00

SELECTED AVERAGE BALANCES:
   Total assets .................................................      $401,615       $213,101       $114,834       $ 62,371
   Total loans ..................................................       333,340        172,418         83,217         42,989
   Securities ...................................................        23,183         19,405         15,786         14,121
   Earning assets ...............................................       389,795        204,643        109,675         58,846
   Deposits .....................................................       348,819        180,072         94,796         53,928
   Shareholders' equity .........................................        29,910         19,062         11,606          7,692
   Shares outstanding (thousands) (split adjusted) ..............         8,317          7,226          5,616          4,336

SELECTED PERIOD-END BALANCES:
   Total assets .................................................      $471,458       $297,952       $167,378       $ 88,615
   Total loans ..................................................       422,135        244,620        116,723         58,360
   Securities ...................................................        26,846         19,969         21,723         15,340
   Earning assets ...............................................       458,478        287,307        155,068         84,012
   Deposits .....................................................       421,244        249,032        137,001         72,596
   Shareholders' equity .........................................        33,499         21,920         19,009         10,478
   Shares outstanding (thousands) (split adjusted) ..............         8,476          7,581          7,192          5,342

SELECTED RATIOS:
   Return on average equity .....................................          7.32%          4.52%          3.61%          3.81%
   Return on average assets .....................................          0.54           0.40           0.36           0.47
   Net interest margin (taxable equivalent) .....................          3.52           3.63           3.65           3.52
   Allowance for loan losses to loans ...........................          1.20           1.24           1.20           1.20
   Net charge-offs to average loans .............................          0.41           0.10           0.15           0.01
   Average equity to average assets .............................          7.45           8.95          10.11          12.33

ITEM 2. DESCRIPTION OF PROPERTY.

         The principal executive offices of the Company are located at 211 Lee Street, N.E., Decatur, Morgan County, Alabama. The Company and its banking subsidiary, Heritage Bank, operate seven office facilities throughout Northern Alabama.

         The main office of Heritage Bank is located at 211 Lee Street, N.E., Decatur, Morgan County, Alabama, consisting of approximately 3,000 square feet of space. The main office houses the overall banking operations including deposit, data processing, accounting and auditing functions. Heritage Bank leases a parcel of contiguous land consisting of approximately 30,000 square feet for extra parking and drive-in window lanes.

         Besides its main office, Heritage Bank also operates two other full service offices in Decatur located at 1830 Modaus Road, S.W. and 1309 Stratford Road, S.E. Heritage Bank owns approximately one acre, along with a 6,500 square foot building, at the Modaus Road location, and approximately one acre, along with a 5,000 square foot building, at the Stratford Road location.

         Heritage Bank operates a full service office located at 4245 Balmoral Drive, S.E., Huntsville, Madison County, Alabama. Heritage Bank leases approximately 8,000 square feet of space at this location. In addition to the Huntsville office, Heritage Bank also operates a full service office located in nearby Madison, Alabama. Heritage Bank leases approximately 3,400 square feet of space at the Madison location.

         In Birmingham, Jefferson County, Alabama, Heritage Bank operates a full service office located at 3535 Grandview Parkway and leases approximately 7,100 square feet of space at this location. Heritage Bank also operates a full service office in downtown Birmingham in the Heritage Tower Building where it leases approximately 3,800 square feet of space.

ITEM 3. LEGAL PROCEEDINGS.

         While the Company is from time-to-time a party to various legal proceedings arising from the ordinary course of business, the Company believes that there are currently no proceedings threatened or pending against the Company at this time that will, individually or in the aggregate, have a material adverse effect on the Company's business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

         The Company is not listed on any exchange and there is no organized trading market for the shares of its common stock. When shares are traded, they are traded in privately negotiated transactions.

         The following table sets forth, on a per share basis (split-adjusted), for the periods indicated, the high and low sale prices of the Company's common stock.

                                                                                  High          Low
                                                                                 ------        ------
                  2000   First Quarter.....................................      $10.00        $10.00
                         Second Quarter....................................       11.00         11.00
                         Third Quarter.....................................       11.00         11.50
                         Fourth Quarter....................................       11.50         11.50

                  1999   First Quarter.....................................      $ 5.00        $ 5.00
                         Second Quarter....................................        6.00          5.00
                         Third Quarter.....................................        6.50          5.00
                         Fourth Quarter....................................       10.00          7.00

         Pursuant to the Company's Bylaws, the Board of Directors may declare dividends or distributions in cash, in property, or in shares of common stock subject to the provisions of the Certificate of Incorporation, upon its common stock. Before payment of any dividend, the Company may set aside out of any funds available for dividends such sum or sums as the Board of Directors from time to time, in their absolute discretion, think proper as a reserve or receives to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the Company, or for such other purposes as the Board of Directors think conducive to the interest of the Company. The Board of Directors may modify or abolish any such reserve created.

         The Company, through its Employee Stock Purchase Plan, has issued additional shares of its common stock. During the past two fiscal years, the price per share of common stock for plan purposes is 85% of fair market value per share.

         At December 31, 2000, the Company had approximately 836 stockholders of record.

         The Company has not paid dividends on its common stock, and there can be no assurance that dividends will be paid in the future. The Company conducts its principal business through its banking subsidiary, Heritage Bank. The Company derives cash available to pay dividends primarily, if not entirely, from dividends paid by Heritage Bank to the Company. The Company's ability to pay dividends to its stockholders will depend on the Company's earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company's ability to service any equity or debt obligations senior to the Company common stock and other factors deemed relevant by the Company's Board of Directors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The Company conducts a commercial banking business which consists of attracting deposits from the general public and applying those funds to the origination of commercial, consumer and real estate loans (including commercial loans collateralized by real estate). The Company's profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate paid and earned on these balances. Net interest income is dependent upon the Bank's interest rate spread, which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest bearing liabilities. When interest-earning assets approximates or exceeds interest-bearing liabilities, any positive interest rate spread will generate interest income. The interest rate spread is impacted by interest rates, deposit flows and loan demand. Additionally, and to a lesser extent, the Company's profitability is affected by such factors as the level of noninterest income and expenses, the provision for loan losses and the effective tax rate. Noninterest income consists primarily of loan and other fees and income from the sale of investment securities. Noninterest expenses consist of compensation and benefits, occupancy-related expenses, deposit insurance premiums paid to the FDIC and other expenses.

         The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company and the Bank during the past three years. The discussion and analysis is intended to supplement and highlight information contained in the accompanying financial statements and the selected financial data presented elsewhere in this report.

SUMMARY

         Net income for 2000 was $2,187,531, a 154.1%, an increase from 1999 which was $860,861. Basic earnings per common share for 2000, 1999, and 1998 was $0.26, $0.12, and $0.07, respectively. Pretax income for 2000 increased $1,923,039 or 153.1% from 1999. Net income for 1999 was $860,861, a 105.5%
increase from 1998. Pretax income for 1999 increased $639,860 or 103.9% from 1998.

         The increase in net income each year is primarily attributable to increased interest income on loans, while the Company's cost of funds and operating expenses increased by a smaller amount.

EARNING ASSETS

         Average earning assets in 2000 was approximately $389,795,000, representing an increase of $185,152,000 or 90.48% over year-end 1999. Average earning assets at year-end 1999 were $204,643,000, representing an increase of $94,968,000 or 86.6% over year-end 1998.

         The management of the Company considers many criteria in managing assets, including creditworthiness, diversification and structural characteristics, maturity and interest rate sensitivity. The following table sets forth the Bank's interest-earning assets by category at December 31, in each of the last three years.

                                                           Years Ended December 31,
                                                   ------------------------------------
                                                     2000          1999          1998
                                                   --------      --------      --------
                                                              (In thousands)
Interest-bearing deposits with banks ........      $    817      $  9,533      $  2,882
Securities ..................................        26,846        19,969        21,723
Federal funds sold ..........................         8,680        13,185        13,740
Loans:
   Real estate ..............................       296,025       162,075        57,903
   Commercial and other .....................       126,110        82,554        58,820
                                                   --------      --------      --------
     Total loans ............................       422,135       244,629       116,723
                                                   --------      --------      --------

Interest-earning assets .....................      $458,478      $287,316      $155,068
                                                   ========      ========      ========

LOAN PORTFOLIO

         The Company's average loans increased $160,922,000 or 93.33% from year-end 1999 to 2000. The increase in loans was a result of continued loan growth. Loan growth for 2000 was funded primarily through customer deposits. The most significant loan increase came from real estate loans which increased by $133,950,000 or 82.6% over 1999.

         The Company's average loans increased $89,201,000 or 107.2% from year-end 1998 to 1999. The increase in loans was a direct result of the Company's fast growth. Loan growth for 1999 was funded through a mixture of borrowed funds and customer deposits. The most significant increase came from real estate loans which increased by $104,172,000 or 179.9% over 1998.

         The Loan Portfolio table presents the classifications of loans by major category at December 31, 2000, and for each of the preceding three years.

                               LOAN PORTFOLIO (1)

                                                                               December 31,
                                             ------------------------------------------------------------------------------------
                                                     2000                  1999                  1998                 1997
                                             --------   --------   --------   --------   --------   --------   -------   --------
                                                        Percent                Percent               Percent             Percent
                                              Amount    of Total    Amount    of Total    Amount    of Total   Amount    of Total
                                             --------   --------   --------   --------   --------   --------   -------   --------
                                                                            (Dollars in thousands)
Commercial, financial and agricultural ...   $105,393     24.97%   $ 66,144     27.04%   $ 45,105     38.64%   $25,069     42.95%
Real estate - construction ...............     90,603     21.46      49,432     20.21      12,583     10.78      1,833      3.14
Real estate - mortgage ...................    205,422     48.66     112,643     46.05      45,320     38.83     24,094     41.29
Consumer .................................     20,718      4.91      16,410      6.70      13,658     11.70      6,995     11.99
Other ....................................         --      0.00          --       .00          57      0.05        369      0.63
                                             --------    ------    --------    ------    --------    ------    -------    ------
                                              422,136    100.00%    244,629    100.00%    116,723    100.00%    58,360    100.00%
Allowance for loan losses.................      5,065    ======       3,036    ======       1,402    ======        700    ======
Unearned income...........................         --                     9                    --                   --
                                             --------              --------              --------              -------
Net loans.................................   $417,071              $241,584              $115,321              $57,660
                                             ========              ========              ========              =======

- --------------

(1)   Information as of December 31, 1996, is not readily available.

         The following table sets forth maturities of the loan portfolio and the sensitivity to interest rate changes of the Company's loan portfolio (in thousands).

              SELECTED LOAN MATURITY AND INTEREST RATE SENSITIVITY

                                                                                                     Rate Structure for Loans
                                                            Maturity                                  Maturing Over One Year
                                      ---------------------------------------------------------    ----------------------------
                                                     Over One
                                        One            Year            Over                        Predetermined    Floating or
                                      Year or         Through          Five                           Interest       Adjustable
                                        Less         Five Years        Years           Total            Rate            Rate
                                      --------       -----------      --------        --------     -------------    -----------
                                                                        (Amounts in thousands)
Commercial, financial
  and agricultural ..............     $ 57,246        $ 41,925        $  6,222        $105,393        $ 37,205        $ 10,942

Real estate - construction ......       54,753          30,669           5,181          90,603          30,340           5,510
                                      --------        --------        --------        --------        --------        --------

    Total .......................     $111,999        $ 72,594        $ 11,403        $195,996        $ 67,545        $ 16,452
                                      ========        ========        ========        ========        ========        ========

SECURITIES PORTFOLIO

         The Company's securities portfolio increased by $6,877,000 or 34.44% from 1999 to 2000. The balance in the securities portfolio increased as funds became available throughout 2000. The Company's securities portfolio decreased by $1,754 or 8.07% from 1998 to 1999. The balance in the securities portfolio increased as funds became available throughout 1999.

         The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Bank maintains two classifications of securities: "Held-to-Maturity" and "Available-for-Sale." The Available-for-Sale securities are carried at fair market value and represent all of the Company's securities at year-end 2000 and 1999. Held-to-Maturity securities are carried at amortized cost. At year-ends 2000, 1999, and 1998, unrealized gains (losses) in the Available-for-Sale portfolio amounted to ($264,845), ($1,488,028), and $10,729, respectively.

         The Company has currently classified all securities as Available-for-Sale. The classification of securities as Available-for-Sale is consistent with the Company's investment philosophy of maintaining flexibility to manage the portfolio.

         At year-ends 2000, 1999, and 1998, obligations of the United States Government or its agencies and obligations of states and political subdivisions represented approximately 81.1%, 88.2%, and 95.9%, respectively, of the total securities portfolio.

         The following table presents the carrying amounts of the Company's securities portfolio at December 31, in each of the last three years.

                              SECURITIES PORTFOLIO

                                                               December 31,
                                                   ------------------------------------
                                                     2000          1999          1998
                                                   --------      --------      --------
                                                             (In thousands)
Available-for-Sale:
   U.S. government and agencies .............      $ 18,450      $ 14,168      $ 17,718
   Mortgage-backed securities ...............         1,020         1,367         1,781
   Asset-backed securities ..................         1,986            --            --
   State and municipal ......................         2,300         2,085         1,328
   Corporate debt securities ................         1,244         1,099           245
   Equity securities ........................         1,846         1,250           651
                                                   --------      --------      --------

     Total ..................................      $ 26,846      $ 19,969      $ 21,723
                                                   ========      ========      ========

         The maturities and weighted average yields of the investments in the 2000 portfolio of securities are presented below.

                      SECURITY PORTFOLIO MATURITY SCHEDULE

                                                                              Maturing
                                              --------------------------------------------------------------------------------
                                                    Within            After One But       After Five But            After
                                                   One Year         Within Five Years     Within Ten Years         Ten Years
                                              -----------------     -----------------    -----------------     ----------------
                                               Amount     Yield      Amount     Yield     Amount     Yield      Amount     Yield
                                              --------    -----     --------    -----    --------    -----     -------     ----
                                                                (Amounts in thousands)
Securities Available-for-Sale:
   (amortized cost)
   U.S. Government and agencies ..........    $     --     0.00%    $  4,597     7.13%    $  5,372     7.23%    $ 8,692     6.57%
   Mortgage-backed securities ............          --     0.00           --     0.00           --     0.00       1,042     5.77
   Asset-backed securities ...............          --     0.00           --     0.00        1,982     6.59          --     0.00
   State and municipal (1) ...............          --     0.00           --     0.00           --     0.00       2,330     8.07
   Corporate debt securities .............          --     0.00           --     0.00           --     0.00       1,250     7.00
   Equity securities .....................          --     0.00           --     0.00           --     0.00       1,846     7.33
                                              --------     ----     --------     ----     --------     ----     -------     ----
                                              $     --     0.00     $  4,597     7.13     $  7,354     7.00     $15,160     6.87
                                              ========     ====     ========     ====     ========     ====     =======     ====

- --------------
(1) The weighted average yields are calculated on the basis of the cost and effective yield weighted for the scheduled maturity of each security. The weighted average yields on tax exempt obligations have been computed on a fully taxable equivalent basis using a tax rate of 34%. The taxable equivalent adjustment represents the annual amounts of income from tax exempt obligations multiplied by 152%.

         There were no securities held by the Company of which the aggregate value on December 31, 2000, 1999, and 1998 exceeded ten percent of shareholders' equity at that date. (Securities which are payable from and secured by the same source of revenue or taxing authority are considered to be securities of a single issuer. Securities of the U.S. Government and U.S. Government agencies and corporations are not included.)

DEPOSITS AND BORROWED FUNDS

         The Company's average deposits rose $168,747,000 or 93.71% from 1999 to 2000. Total deposits increased $172,212,000 or 69.15% from 1999 to 2000. The largest area of growth in 2000 was in other time deposits of less than $100,000, which increased $96,022,000 or 86.83%. From 1999 to 2000, other time deposits of more than $100,000 increased $61,975,000 or 85.93%, savings deposits increased $10,415,000 or 42.91%, and interest- bearing demand accounts increased $5,836,000 or 20.57%. From year-end 1999 to year-end 2000, total non-interest bearing deposits decreased $2,036,000 or (14.87)%.

         The Company's average deposits rose $85,276,000 or 89.96% from 1998 to 1999. Total deposits increased $112,031,000 or 81.77% from 1998 to 1999. The largest area of growth in 1999 was in other time deposits of less than $100,000, which increased $54,000,000 or 95.44%. From 1998 to 1999, other time deposits of more than $100,000 increased $32,073,000 or 80.09%. Savings deposits increased $9,504,000 or 64.36%, and interest-bearing demand accounts increased $11,417,000 or 67.35%. From year-end 1998 to year-end 1999, total non-interest bearing deposits increased $7,176,000 or 110.16%.

         The following table sets forth the Company's deposit structure at December 31, in each of the last three years.

                                                                              December 31,
                                                                  ------------------------------------
                                                                    2000          1999          1998
                                                                  --------      --------      --------
                                                                            (In thousands)
Noninterest-bearing deposits:
   Individuals, partnerships and corporations ..............      $ 11,374      $ 13,416      $  6,138
   U.S. Government and states and political subdivisions ...            --            --            --
   Certified and official checks ...........................           280           274           376
                                                                  --------      --------      --------
     Total noninterest-bearing deposits ....................        11,654        13,690         6,514
                                                                  --------      --------      --------

Interest-bearing deposits:
   Interest-bearing demand accounts ........................        34,206        28,370        16,953
   Saving accounts .........................................        34,686        24,271        14,767
   Certificates of deposit, less than $100,000 .............       206,604       110,582        56,582
   Certificates of deposit, more than $100,000 .............       134,094        72,119        40,046
   Time deposits open ......................................            --            --         2,139
                                                                  --------      --------      --------
     Total interest-bearing deposits .......................       409,590       235,342       130,487
                                                                  --------      --------      --------

     Total deposits ........................................      $421,244      $249,032      $137,001
                                                                  ========      ========      ========

         The following table presents a breakdown by category of the average amount of deposits and the average rate paid on deposits for the periods indicated:

                                                                            Years Ended December 31,
                                            --------------------------------------------------------------------------------
                                                    2000                          1999                          1998
                                            ---------------------         --------------------         ----------------------
                                              Amount         Rate          Amount         Rate          Amount           Rate
                                            --------         ----         --------        ----         ---------         ----
                                                                   (Dollars in thousands)
Noninterest-bearing deposits .......        $ 13,116         0.00%        $  9,499         0.00%        $  5,241         0.00%
Savings deposits ...................          28,664         5.16           16,096         4.73            9,066         4.65
Time deposits ......................         278,144         6.58          131,149         5.73           68,660         6.02
Interest-bearing demand deposits ...          28,895         3.74           23,328         3.93           11,829         3.87
                                            --------                      --------                      --------
  Total deposits ...................        $348,819         5.98%        $180,072         5.11%        $ 94,796         5.29%
                                            ========                      ========                      ========

         At December 31, 2000, time deposits greater than $100,000 aggregated approximately $134,094,000. The following table indicates, as of December 31, 2000, the dollar amount of $100,000 or more by the time remaining until maturity (in thousands):

                        MATURITIES OF LARGE TIME DEPOSITS
                                 (In thousands)

         Three months or less...................................    $ 27,467
         Over three through six months..........................      30,826
         Over six through twelve months.........................      43,107
         Over twelve months.....................................      32,694
                                                                    --------

           Total................................................    $134,094
                                                                    ========

         Borrowed funds consist primarily of long-term Federal Home Loan Bank advances. The Company had $10,000,000 in available lines to purchase Federal Funds, on an unsecured basis, from commercial banks. At December 31, 2000 and 1999, the Company had no funds advanced against these lines. The Company was also approved to borrow up to $47,000,000 under various short-term and long-term programs offered by the Federal Home Loan Bank of Atlanta. These borrowings are secured under a blanket lien agreement on certain qualifying mortgage instruments in loan and security portfolios. The unused portion of these available funds amounted to $35,000,000 at year-end 2000 and $7,700,000 at year-end 1999.

         The following table sets forth the expected debt service for the next five years based on interest rates and repayment provisions as of December 31, 2000.

                          MATURITIES OF LONG-TERM DEBT
                                 (In thousands)

                                            2001          2002          2003          2004          2005
                                           ------        ------        ------        ------        ------
Interest on indebtedness ..........        $  632        $  616        $  370        $  230        $  199
Repayment of principal ............            --         1,000         5,000         2,000            --
                                           ------        ------        ------        ------        ------

                                           $  632        $1,616        $5,370        $2,230        $  199
                                           ======        ======        ======        ======        ======

CAPITAL RESOURCES

         Shareholders' equity increased $11,579,252 or 52.82% to $33,499,302 as of December 31, 2000. Shareholders equity increased $2,911,113 or 15.31% to $21,920,050 as of December 31, 1999. The increase in shareholders equity was attributable to issuance of stock through exempt offerings, employee stock purchase plan, stock grant, and net income.

         A strong capital position, which is vital to the continued profitability of the Company, also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. The objective of management is to maintain a level of capitalization that is sufficient to take advantage of profitable growth opportunities while meeting regulatory requirements. This is achieved by improving profitability through effectively allocating resources to more profitable businesses, improving asset quality, strengthening service quality, and streamlining costs. The primary measures used by management to monitor the results of these efforts are the ratios of return on average assets, return on average common equity and average equity to average assets.

         The table below summarizes these and other key ratios for the Company for each of the last three years.

                           RETURN ON EQUITY AND ASSETS

                                                              2000           1999           1998
                                                              ----           ----           ----
Return on average assets ..............................       0.54%          0.40%          0.36%
Return on average common equity .......................       7.32           4.52           3.61
Dividend payout ratio .................................       0.00           0.00           0.00
Average common shareholders' equity to average
   assets ratio .......................................       7.45           8.95          10.11

         In addition, banks and bank holding companies are required to maintain capital to support, on a risk-adjusted basis, certain off-balance sheet activities such as loan commitments. The Federal Reserve Board has adopted capital guidelines governing the activities of bank holding companies. These guidelines require the maintenance of an amount of capital based on risk-adjusted assets so that categories of assets with potentially higher credit risk will require more capital backing than assets with lower risk.

         The capital guidelines classify capital into two tiers, referred to as Tier I and Tier II. Under risk-based capital requirements, Total Capital consists of Tier I capital which is generally common shareholders' equity less goodwill and Tier II capital which is primarily a portion of the allowance for loan losses and certain qualifying debt instruments. In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending primarily on the regulatory assigned levels of credit risk associated with such assets. Off-balance sheet items are considered in the calculation of risk-adjusted assets through conversion factors established by the regulators. The framework for calculating risk-based capital requires banks and bank holding companies to meet the regulatory minimums of 4% Tier I and 8% total risk-based capital. In 1990 regulators added a leverage computation to the capital requirements, comparing Tier I capital to total average assets less goodwill.

         The table below illustrates the Company's regulatory capital ratios under federal guidelines at December 31, 2000, 1999 and 1998:

                             CAPITAL ADEQUACY RATIOS

                       Statutory Years ended December 31,

                                                                       Minimum          2000          1999          1998
                                                                      ---------       --------      --------      --------
                                                                                    (Amounts in thousands)
Tier I Capital                                                                        $ 33,658      $ 22,812      $ 19,000
Tier II Capital                                                                          5,065         3,034         1,402
                                                                                      --------      --------      --------
Total Qualifying Capital                                                              $ 38,723      $ 25,846      $ 20,402
                                                                                      ========      ========      ========
Risk Adjusted Total Assets (including
   off-balance-sheet exposures)                                                       $413,536      $242,718      $122,367
                                                                                      ========      ========      ========

Adjusted quarterly average assets                                                     $463,464      $267,110      $155,118
                                                                                      ========      ========      ========

Tier I Capital Ratio                                                    4.00%             8.14          9.40%         15.53%

Total Capital Ratio                                                     8.00              9.36         10.65          16.67

Leverage Ratio                                                          4.00              7.26          8.54          12.25

         On December 31, 2000, 1999, and 1998, the Company and the Bank exceeded the regulatory minimums and qualified as a well capitalized institution under the regulations.

LIQUIDITY MANAGEMENT

         Liquidity is the ability of a company to convert assets into cash without significant loss and to raise funds by increasing liabilities. Liquidity management involves having the ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs.

         The primary function of asset/liability management is not only to assure adequate liquidity in order for the Company to meet the needs of its customer base, but to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Company can profitably deploy its assets. Both assets and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis.

         The asset portion of the balance sheet provides liquidity primarily through loan repayments and maturities of investment securities. Additional sources of liquidity are the investments in federal funds sold and prepayments from the mortgage-backed securities from the securities portfolio.

         The liability portion of the balance sheet provides liquidity through various interest-bearing and noninterest-bearing deposit accounts. At December 31, 2000, the Company had $10,000,000 of federal funds available and a line of credit of approximately $47,000,000 from The Federal Home Loan Bank of which approximately $35,000,000 was available and unused. At December 31, 1999, the Company had $11,500,000 of federal funds available and a line-of-credit of approximately $33,000,000 from the Federal Home Loan Bank of which approximately $8,000,000 was available and unused.

INTEREST RATE SENSITIVITY MANAGEMENT

         Interest rate sensitivity is a function of the repricing characteristics of the Company's portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest-bearing assets and liabilities are subject to change in interest rates either at replacement or maturity during the life of the instruments. Sensitivity is measured as the difference between the volume of assets and liabilities in the Company's current portfolio that are subject to repricing in future time periods. The differences are known as interest sensitivity gaps and are usually calculated separately for segments of time ranging from zero to thirty days, thirty-one to ninety days, ninety-one days to one year, one to five years, over five years and on a cumulative basis.


              [The remainder of this page intentionally left blank]

         The following table shows interest sensitivity gaps for different intervals as of December 31, 2000.

                       INTEREST RATE SENSITIVITY ANALYSIS

                                                   0-30         31-90         91-365         1-5        Over 5
                                                   Days          Days          Days         Years        Years        Total
                                                 ---------    ---------     ---------     ---------    ---------    ---------
Interest-earning assets (1)
     Loans ..................................    $ 152,719    $  10,542     $  45,564     $ 206,013    $   7,297    $ 422,135
     Securities available-for-sale ..........        1,982           --         1,042         4,409       19,413       26,846
     Time deposits in other banks ...........          817           --          ..--            --           --          817
     Federal funds sold .....................        8,680           --          ..--            --           --        8,680
                                                 ---------    ---------     ---------     ---------    ---------    ---------
                                                   164,198       10,542        46,606       210,422       26,710       458,47
                                                 ---------    ---------     ---------     ---------    ---------    ---------

Interest-bearing liabilities (2)
     Demand deposits (3) ....................       11,402       11,402        11,402            --           --       34,206
     Savings deposits (3) ...................       11,562       11,562        11,562            --           --       34,686
     Time deposits ..........................       14,706       47,624       198,869        79,198          301      340,698
     Long-term debt .........................           --           --           .--         8,000        4,000       12,000
                                                 ---------    ---------     ---------     ---------    ---------    ---------
                                                    37,670       70,588       221,833        87,198        4,301      421,590
                                                 ---------    ---------     ---------     ---------    ---------    ---------

   Interest sensitivity gap .................    $ 126,528    $ (60,046)    $(175,227)    $ 123,224    $  22,409    $  36,888
                                                 =========    =========     =========     =========    =========    =========

   Cumulative interest sensitivity gap ......      126,528    $  66,482     $(108,745)    $  14,479    $  36,888
                                                 =========    =========     =========     =========    =========

Ratio of interest-earning assets to
     Interest-bearing liabilities ...........         4.36         0.15          0.21          2.41         6.21

Cumulative ratio ............................         4.36         1.61          0.67          1.03         1.09

Ratio of cumulative gap to total
     Interest-earning assets ................         0.28         0.15         (0.24)         0.03         0.08

- --------------
(1)      Excludes nonaccrual loans and securities
(2) Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.
(3) Demand and savings deposits are assumed to be subject to movement into other deposit instruments in equal amounts during the 0-30 day period, the 31-90 day period, and the 91-365 day period.

         The above table indicates that in a rising interest rate environment the Company's earnings may be positively affected in the short-term because 38.1% of earning assets reprice within 90 days and only 25.7% of interest-bearing liabilities reprice during the same period. As seen in the preceding table, for the first 30 days of repricing opportunity there is an excess of earning assets over interest-bearing liabilities of approximately $126.5 million. For the first 365 days, interest-bearing liabilities exceed earning assets by $108.7 million. During this one-year time frame, 78.3% of all interest-bearing liabilities will reprice compared to 48.3% of all interest-earning assets. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread and the liability remain the same, thus impacting net interest income. Due to management's continued emphasis on profitability, many of the higher-yielding securities presented in the table above have call features, which may result in such securities having a shorter effective life. This in turn may reduce the interest rate sensitivity gap presented above. It should be noted, therefore, that a matched interest-sensitive position by itself would not ensure maximum net interest income.

         Management continually evaluates the condition of the economy, the pattern of market interest rates, and other economic data to determine the types of investments that should be made and at what maturities. Using this analysis, management from time to time assumes calculated interest sensitivity gap positions to maximize net interest income based upon anticipated movements in the general level of interest rates.

RESULTS OF OPERATIONS

NET INTEREST INCOME

         Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

         Net interest income increased $6,292,000 or 84.62% to $13,728,000 from 1999 to 2000. Net interest income increased $3,430,000 or 85.62% to $7,436,000 from 1998 to 1999. The increase in the net interest income from both periods is primarily due to increase in total loans. Interest income was $35,746,000 in 2000, which represented an increase of $18,436,000 or 106% over 1999. Interest income produced by the loan portfolio increased $16,521,000 or 108.06% in 2000 from 1999. Interest income on securities increased $404,000 or 30.47% from 1999 to 2000. The increase in securities income from 1999 to 2000 is due to an increase in average taxable securities. Interest income was $17,310,000 in 1999, which represented an increase of $7,905,000 or 84.05% over 1998. Interest income produced by the loan portfolio increased $7,469,000 or 95.51% in 1999 from 1998. Interest income on securities increased $290,000 or 27.99% from 1998 to 1999. The increase in securities income from 1998 to 1999 is due to an increase in average securities. Interest income other than loans and securities increased by $1,511,000 or 217.41% in 2000 from 1999.

         Interest income other than loans and securities increased by $146,000 from 1998 to 1999. The increase is due mainly to the increase in the average federal funds sold balance. Total interest expense increased by $12,144,000 or 122.99% in 2000 from 1999. The interest expense increase from 1999 to 2000 is primarily due to the increase in time deposit accounts. Interest expense on time deposit accounts increased $10,793,000 or 143.62% from 1999 to 2000.

         Total interest expense increased by $4,475,000 or 82.89% in 1999 from 1998. The interest expense increase from 1998 to 1999 is primarily due to the increase in time certificate deposits. Interest expense on time certificates increased $3,382,000 or 81.83% from 1998 to 1999 and interest expense on demand deposits increased $459,000 or 100.22% over the same period of time.

         The trend in net interest income is commonly evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin decreased 11 basis points in 2000 from 3.63 at year-end 1999 to 3.52 at year-end 2000. The net cost of funds, defined as interest expense divided by average earning assets, increased 82 basis points to 5.65 at year-end 2000 from 4.83% in 1999. The yield on earning assets increased 69 basis points to 9.15% in 2000 from 8.46 in 1999. The net interest margin or the net yield on earning assets is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield on average earning assets and the average rate paid for all funds used to support those earning assets. The net interest margin decreased 2 basis points in 1999 from 3.65% at year-end 1998 to 3.63% at year-end 1999. The net cost of funds decreased 9 basis points to 4.83% at year-end 1999 from 4.92 at year-end 1998. The yield on earning assets decreased 12 basis points to 8.46% in 1999 from 8.58% in 1998.

         The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of noninterest bearing funds and gives a direct perspective on the effect of market interest rate movements. During recent years, the net interest margins and interests rate spreads have been under intense pressure to maintain historical levels, due in part to tax laws that discouraged investment in tax-exempt securities and intense competition for funds with non-bank institutions. The interest rate spread decreased 10 basis points to 2.98% from 1999 to 2000, due to effects of the Company's growth and increased loan demand. The interest rate spread increased 5 basis points to 3.08% from 1998 to 1999, also due to the Company's growth and increased loan demand.

         The tables that follow show, for the periods indicated, the daily average balances outstanding for the major categories of interest-bearing assets and interest-bearing liabilities, and the average interest rate earned or paid thereon. Such yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Also shown are the changes in income attributable to changes in volume and changes in rate.

           AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES

                            Taxable Equivalent Basis

                                                                        Years Ended December 31,
                                      --------------------------------------------------------------------------------------------
                                                  2000                            1999                           1998
                                      ------------------------------  -----------------------------   ----------------------------
                                                 Interest    Average             Interest   Average              Interest  Average
                                      Average    Income/     Yields/  Average    Income/    Yields/   Average    Income/   Yields/
                                      Balance    Expense      Rates   Balance    Expense     Rates    Balance    Expense    Rates
                                      -------    --------    ------   -------    --------   ------    -------    -------   -------
                                                                        (Dollars in thousands)
ASSETS
Earning assets:
  Loans, net of
  unearned income (1)  ...........    $333,340    $31,810     9.54%   $172,418    $15,289    8.87%    $ 83,217    $7,820     9.40%
Securities:
   Taxable .......................      20,852      1,542     7.39      17,674      1,191    6.74       15,507     1,015     6.55
   Tax exempt ....................       2,331        188     8.07       1,731        135    7.80          279        21     7.53
                                      --------   --------             --------    -------             --------    ------
     Total securities ............      23,183      1,730     7.46      19,405      1,326    6.83       15,786     1,036     6.56

   Time deposits in other banks ..       5,920        365     6.17       2,526        150    5.94        1,829       110     6.01
   Federal funds sold ............      27,352      1,841     6.73      10,294        545    5.29        8,843       439     4.96
                                      --------   --------             --------    -------             --------    ------
     Total interest-
      earning assets (2) .........     389,795     35,746     9.17     204,643     17,310    8.46      109,675     9,405     8.58

Noninterest-earning assets:
   Cash and due from banks .......       6,744                           5,029                           1,958
   Premises and equipment ........       4,536                           3,444                           3,246
   Accrued interest
     and other assets ............       4,582                           1,989                             923
   Allowance for loan losses .....      (4,042)                         (2,004)                           (968)
                                      --------                       ---------                        --------
     Total assets ................    $401,615                       $ 213,101                        $114,834
                                      ========                       =========                        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
   Demand deposits ...............    $ 28,895    $ 1,080     3.74%   $ 23,328    $   917    3.93%    $ 11,829    $  458     3.87%
   Savings deposits ..............      28,664      1,478     5.16      16,096        762    4.73        9,066       422     4.65
   Time deposits .................     278,144     18,308     6.58     131,149      7,515    5.73       68,660     4,133     6.02
                                      --------   --------             --------    -------             --------    ------
     Total deposits ..............     335,703     20,866     6.22     170,573      9,194    5.39       89,555     5,013     5.60

Other short-term borrowings ......          27          1     3.70          41          2    4.88          120         7     5.83
Long-term debt ...................      19,910      1,151     5.78      12,767        678    5.31        7,510       379     5.05
                                      --------   --------             --------    -------             --------    ------
     Total interest-
      bearing liabilities ........     355,640     22,018     6.19     183,381      9,874    5.38       97,185     5,399     5.55
                                                 --------                         -------                         ------

Noninterest-bearing liabilities:
   Demand deposits ...............      13,116                           9,499                           5,241
   Accrued interest and
     other liabilities ...........       2,949                           1,159                             802
   Shareholders' equity ..........      29,910                          19,062                          11,606
                                      --------                        --------                        --------
     Total liabilities and
      shareholders' equity .......    $401,615                        $213,101                        $114,834
                                      ========                        ========                        ========

Net interest income/net
   interest spread ...............                 13,728     2.98%                 7,436    3.08%                 4,006     3.03%
                                                              ====                           ====                            ====

Net yield on earning assets ......                            3.52%                          3.63%                           3.65%
                                                              ====                           ====                            ====
Taxable equivalent adjustment:
   Loans .........................                     22                              16                             15
   Investment securities .........                     64                              46                              7
                                                 --------                         -------                         ------
     Total taxable equivalent
      adjustment .................                     86                              62                             22
                                                 --------                         -------                         ------

Net interest income ..............               $ 13,642                         $ 7,374                         $3,984
                                                 ========                         =======                         ======

- -----------------
(1) Average loans include nonaccrual loans. All loans and deposits are domestic.
(2) Tax equivalent adjustments have been based on an assumed tax rate of 34 percent, and do not give effect to the disallowance for federal income tax purpose of interest expense related to certain tax-exempt earning assets.

                          RATE/VOLUME VARIANCE ANALYSIS
                            Taxable Equivalent Basis


                                                   Average Volume             Change in Volume               Average Rate
                                          ------------------------------   ----------------------     ---------------------------
                                             2000      1999       1998     2000-1999    1999-1998     2000       1999      1998
                                          --------   --------   --------   ---------    ---------     -----      -----    -------
                                                                           (Dollars in thousands)

EARNING ASSETS:
   Loans, net of unearned income (1) ..   $333,340   $172,418   $ 83,217   $ 160,922    $ 89,201       9.54%      8.87%    9.40%
Securities:
   Taxable ............................     20,852     17,674     15,507       3,178       2,167       7.39       6.74     6.55
   Tax exempt .........................      2,331      1,731        279         600       1,452       8.07       7.80     7.53
                                          --------   --------   --------   ---------    --------
     Total securities .................     23,183     19,405     15,786       3,778       3,619       7.46       6.83     6.56
                                          --------   --------   --------   ---------    --------
Interest-bearing deposits with other
banks .................................      5,920      2,526      1,829       3,394         697       6.17       5.94     6.01

Federal funds sold ....................     27,352     10,294      8,843      17,058       1,451       6.73       5.29     4.96
                                          --------   --------   --------   ---------    --------
     Total earning assets .............   $389,795   $204,643   $109,675   $ 185,152    $ 94,968       9.17       8.46     8.58
                                          ========   ========   ========   =========    ========


INTEREST-BEARING LIABILITIES:
 Deposits:
   Demand .............................   $ 28,895   $ 23,328   $ 11,829   $   5,567    $ 11,499       3.74       3.93     3.87
   Savings ............................     28,664     16,096      9,066      12,568       7,030       5.16       4.73     4.65
   Time ...............................    278,144    131,149     68,660     146,995      62,489       6.58       5.73     6.02
                                          --------   --------   --------   ---------    --------
     Total deposits ...................    335,703    170,573     89,555     165,130      81,018       6.22       5.39     5.60
                                          --------   --------   --------   ---------    --------

Other short-term borrowings ...........         27         41        120         (14)        (79)      3.70       4.88     5.83
Long-term borrowings ..................     19,910     12,767      7,510       7,143       5,257       5.78       5.31     5.05
                                          --------   --------   --------   ---------    --------

     Total interest-bearing
       liabilities ....................   $355,640   $183,381   $ 97,185   $ 172,259    $ 86,196       6.19       5.38     5.55
                                          ========   ========   ========   =========    ========

Net interest income/net interest
  spread ..............................                                                                2.98       3.08     3.03

Net yield on earning assets ...........                                                                3.52       3.63     3.65

Net cost of funds .....................                                                                5.65       4.83     4.93


                                                                                               Variance Attributed to (1)
                                             Interest                                   ---------------------------------------
                                          Income/Expense               Variance                2000                  1999
                                    --------------------------   ---------------------  -------------------    ----------------
                                      2000      1999     1998    2000-1999   1999-1998   Volume      Rate      Volume     Rate
                                    -------   -------   ------   ---------   ---------  --------    -------    -------    -----
                                                    (Dollars in thousands)
EARNING ASSETS:
   Loans, net of
     unearned income ............   $31,810   $15,289   $7,820   $ 16,521    $ 7,469    $ 15,284    $ 1,237    $ 7,934    $(465)
Securities:
   Taxable ......................     1,542     1,191    1,015        351        176         228        123        146       30
   Tax exempt ...................       188       135       21         53        114          48          5        113        1
                                    -------   -------   ------   --------    -------    --------    -------    -------    -----
     Total securities ...........     1,730     1,326    1,036        404        290         276        128        259       31
                                    -------   -------   ------   --------    -------    --------    -------    -------    -----
Interest-bearing deposits
   with other banks .............       365       150      110        215         40         204         11         44       (4)
Federal funds sold ..............     1,841       545      439      1,296        106       1,113        183         75       31
                                    -------   -------   ------   --------    -------    --------    -------    -------    -----
     Total earning assets .......    35,746    17,310    9,405     18,436      7,905      16,877      1,559      8,312     (407)

Interest-bearing liabilities:
Deposits:
   Demand .......................     1,080       917      458        163        459         209        (46)       452        7
   Savings ......................     1,478       762      422        716        340         641         75        333        7
   Time certificates ............    18,308     7,515    4,133     10,793      3,382       9,531      1,262      3,590     (208)
                                    -------   -------   ------   --------    -------    --------    -------    -------    -----
     Total deposits .............    20,866     9,194    5,013     11,672      4,181      10,381      1,291      4,375     (194)

Other short-term borrowings .....         1         2        7         (1)        (5)         (1)        --         (4)      (1)
Long-term borrowings ............     1,151       678      379        473        299         408         65        279       20
                                    -------   -------   ------   --------    -------    --------    -------    -------    -----

   Total interest-bearing
     liabilities ................    22,018     9,874    5,399     12,144      4,475      10,788      1,356      4,650     (175)
                                    -------   -------   ------   --------    -------    --------    -------    -------    -----

Net interest income/net
   interest spread ..............   $13,728   $ 7,436   $4,006   $  6,292    $ 3,430    $  6,089    $   203    $ 3,662    $(232)
                                    =======   =======   ======   ========    =======    ========    =======    =======    =====

- ------------------------------
(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

ALLOWANCE FOR LOAN LOSSES (1)

         Lending officers are responsible for the ongoing review and administration of each loan. They make the initial identification of loans which present some difficulty in collection or where there is an indication that the probability of loss exists. Lending officers are responsible for the collection effort on a delinquent loan. Senior management is informed of the status of delinquent and problem loans on a monthly basis.

         Senior management makes recommendations monthly to the board of directors as to charge-offs. Senior management reviews the allowance for possible loan losses on a monthly basis. The Company's policy is to discontinue interest accrual when payment of principal and interest is 90 days or more in arrears.

         The allowance for possible loan losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as loan loss experience, the amount of past due and nonperforming loans, specific known risk, the status and amount of nonperforming assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for potential credit losses.

         While it is the Company's policy to charge off in the current period the loans in which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management's judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

         Management believes that the $5,064,889 for December 31, 2000, $3,035,549 for December 31, 1999, $1,401,979 for December 31, 1998, and $699,747
for December 31, 1997 in the allowance for loan losses were adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.


(1)  Information as of December 31, 1996, is not readily available.



              [The remainder of this page intentionally left blank]

         The following table sets forth certain information with respect to the Company's loans, net of unearned income, and the allowance for loan losses for the four years ended December 31, 2000.

                         SUMMARY OF LOAN LOSS EXPERIENCE

                                                         2000            1999             1998            1997
                                                    -------------    -------------   -------------   --------------
                                                                         (Dollars in thousands)
Allowance for loan losses at beginning of year...   $       3,036    $       1,402   $         700   $          369

Loans charged off:
   Commercial, financial and agricultural........           1,039               --              15               --
   Real Estate - mortgage........................              --               --              --               --
   Consumer......................................             416              195             136                6
                                                    -------------    -------------   -------------   --------------
     Total loans charged off.....................           1,455              195             151                6
                                                    -------------    -------------   -------------   --------------

Recoveries on loans previously charged off:
   Commercial, financial and agricultural........              66               --              --               --
   Real Estate - mortgage........................              --               --              --               --
   Consumer......................................              29               21              25               --
                                                    -------------    -------------   -------------   --------------
     Total recoveries............................              95               21              25               --
                                                    -------------    -------------   -------------   --------------

Net loans charged off............................           1,360              174             126                6

Provision for loan losses........................           3,389            1,808             828              337
                                                    -------------    -------------   -------------   --------------

Allowance for loan losses at end of period.......   $       5,065    $       3,036   $       1,402   $          700
                                                    =============    =============   =============   ==============

Loans, net of unearned income, at end of period..   $     422,135    $     244,620   $     116,723   $       58,360

Average loans, net of unearned income,
   outstanding for the period....................         333,340          172,418          83,217           42,989

Ratio of net charge-offs to net average loans....            0.41%           0.10%            0.15%           0.01%

         In evaluating the allowance, management also considers the historical loan loss experience of the Company, the amount of past due and nonperforming loans, current and anticipated economic conditions, lender requirements and other appropriate information. The Company allocates the allowance for loan losses to specific loan categories based on an average of the previous two years net losses for each loan type and management's judgement as to potential losses and significant areas of risk in the portfolio.

         Management allocated the allowance for loan losses to specific loan classes as follows:

                         ALLOCATION OF LOAN LOSS RESERVE

                                                                  December 31,
                             -------------------------------------------------------------------------------------
                                     2000                  1999                  1998                  1997
                             --------------------  --------------------  --------------------  -------------------
                                         Percent               Percent               Percent              Percent
                              Amount    of Total    Amount    of Total    Amount    of Total    Amount    of Total
                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                             (Dollars in thousands)
Domestic loans:
Commercial, financial and
  agricultural.............  $   1,265     24.97%  $     821     27.04%  $     542     38.66%  $     175     25.00%
Real estate - mortgage.....      3,552     70.13       2,012     66.26         696     49.64         175     25.00
Consumer...................        248      4.90         203      6.70         164     11.70         350     50.00
                             ---------  --------   ---------  --------   ---------  --------   ---------  --------
                             $   5,065    100.00%  $   3,036    100.00%  $   1,402    100.00%  $     700    100.00%
                             =========  ========   =========  ========   =========  ========   =========  ========

NONPERFORMING ASSETS (2)

         Nonperforming assets include nonperforming loans and foreclosed real estate held for sale. Nonperforming loans include loans classified as nonaccrual or renegotiated. The Company's policy is to place a loan on nonaccrual status when it is contractually past due 90 days or more as to payment of principal or interest. At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed and charged against current earnings. Recognition of any interest after a loan has been placed on nonaccrual is accounted for on a cash basis.

         The Company had nonperforming assets at December 31, 2000 of approximately $6,188,000, $1,170,000 as of 1999, $34,000 as of December 31,
1998, and $50,000 as of December 31, 1997.

         The following table presents information concerning outstanding balances of nonperforming assets at December 31, 2000, 1999, 1998 and 1997.

                              NONPERFORMING ASSETS

                                                                                 December 31,
                                                             ------------------------------------------------------
                                                                2000           1999          1998          1997
                                                             -----------   -----------   -----------    -----------
                                                                             (Dollars in thousands)

Nonaccruing loans.........................................   $       617   $        43   $        11    $        28
Loans past due 90 days or more............................         5,358           914            23             22
Restructured loans........................................            --            --            --             --
                                                             -----------   -----------   -----------    -----------
     Total nonperforming loans............................         5,975           957            34             50
Nonaccruing securities....................................            --            --            --             --
Other real estate.........................................           213           213            --             --
                                                             -----------   -----------   -----------    -----------

     Total................................................   $     6,188   $     1,170   $        34    $        50
                                                             ===========   ===========   ===========    ===========

RATIOS:
   Loan loss allowance to total nonperforming assets......         8.819         2.595        41.235         14.000
                                                             ===========   ===========   ===========    ===========
   Total nonperforming loans to total loans
     (net of unearned interest)...........................         1.415         0.393         0.000          0.001
                                                             ===========   ===========   ===========    ===========

   Total nonperforming assets to total assets.............         1.313         0.391         0.000          0.001
                                                             ===========   ===========   ===========    ===========

         It is the general policy of the Company to stop accruing interest income and place the recognition of interest on a cash basis when any commercial, industrial or real estate loan is past due as to principal or interest and the ultimate collection of either is in doubt. Accrual of interest income on consumer installment loans is suspended when any payment of principal or interest, or both, is more than ninety days delinquent. When a loan is placed on a nonaccrual basis, any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest or a guarantor assures payment of interest.

         There has been no significant impact on the Company's financial statements as a result of the provisions of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, or Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures.

(2)  Information as of December 31, 1996, is not readily available.

NONINTEREST INCOME

         Noninterest income consists of revenues generated from a broad range of financial services and activities including fee-based services and profits and commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of investment portfolio securities are included in noninterest income. Total noninterest income increased by $397,000 or 61.8% for the year ended December 31, 2000, as compared to 1999. Total noninterest income increased by $245,000 or 61.71% for the year ended December 31, 1999 as compared to 1998.

         A $242,000 increase or 48.11% increase in service charge on deposits was noted from 1999 to 2000 and a $56,000 increase or 96.55% increase in mortgage loan fees was noted from 1999 to 2000. A $215,000 increase or 74.65% increase in service charge on deposits was noted from 1998 to 1999 and a $31,000 increase or 114.81% increase in mortgage loan fees was noted from 1998 to 1999.

         The table below sets forth the Company's noninterest income for the periods indicated.

                               NONINTEREST INCOME

                                                  Years Ended December 31,                    Percent Change
                                          -------------------------------------       ------------------------------
                                              2000         1999         1998            2000/1999         1999/1998
                                          -----------  -----------   -----------      -------------    -------------
                                                                (Dollars in thousands)
Service charges on deposits............   $       745  $       503   $       288          48.11%           74.65%
Mortgage loan fees.....................           114           58            27          96.55           114.81
Securities gains.......................            --            1            24           0.00           (95.83)
Safe deposit box rentals...............            22           17             9          29.41            88.89
Other..................................           158           63            49         150.79            28.57
                                          -----------  -----------   -----------

   Total...............................   $     1,039  $       642   $       397          61.84%           61.71%
                                          ===========  ===========   ===========

NONINTEREST EXPENSES

         Noninterest expense increased $3,161,000 or 63.83% from 1999 to 2000. Salaries and employee benefits increased $1,817,000 or 64.99%. Non interest expense increased $2,015,000 or 68.61% and salaries and employee benefits increased $1,134,000 or 68.23% from 1998 to 1999. This growth is attributed to the overall growth and expansion of the Company.

         Occupancy expense increased $305,000 or 53.04% from 1999 to 2000 and occupancy expense increased $300,000 or 109% from 1998 to 1999.

         The table below sets forth the Company's noninterest expenses for the periods indicated.

                              NONINTEREST EXPENSES


                                                Years Ended December 31,                2000/1999       1999/1998
                                      --------------------------------------------       Percent          Percent
                                          2000           1999            1998             Change          Change
                                      ------------   ------------    -------------   -------------      ----------
                                                 (Dollars in thousands)

Salaries and employee benefits.....   $      4,613   $      2,796    $       1,662           64.99%          68.23%
Occupancy and equipment expense....            880            575              275           53.04          109.09
Professional fees..................            471            256              103           83.98          148.54
Supplies...........................            294            184              103           59.78           78.64
Advertising........................            291            180              103           61.67           74.76
Telephone..........................            158             88               70           79.55           25.71
Director and committee fees........            151            118               61           27.97           93.44
Data processing....................            136             86               99           58.14          (13.13)
Postage............................             90             60               34           50.00           76.47
Equity line expenses...............             79             40               28           97.50           42.86
Insurance..........................             57             68               45          (16.18)          51.11
Other..............................            893            501              354           78.24           41.53
                                      ------------   ------------    -------------

   Total...........................   $      8,113   $      4,952    $       2,937           63.83%          68.61%
                                      ============   ============    =============

INCOME TAXES

         Income tax expense increased $596,369 or 151.1% to $991,169 for the year-end December 31, 2000, and increased $197,854 or 100.5% to $394,800 at December 31, 1999. The effective tax rate as a percentage of pretax income was 31.2% in 2000, 31.4% in 1999, and 32.0% in 1998. For further information concerning the provision for income taxes, refer to Note 13, Income Taxes, of the "Notes to Financial Statements."

IMPACT OF INFLATION AND CHANGING PRICES

         A bank's asset and liability structure is substantially different from that of an industrial company in that virtually all assets and liabilities of a bank are monetary in nature. Management believes the impact of inflation on financial results depends upon the Company's ability to react to changes in interest rates and by such reaction to reduce the inflationary impact on performance. Interest rates do not necessarily move in the same direction, or at the same magnitude, as the prices of other goods and services. As discussed previously, management seeks to manage the relationship between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

YEAR 2000

         The Company experienced no operating interruptions or other disturbances due to Year 2000 events. The Company resolved its Year 2000 date recognition issues through either the replacement of existing systems with Year 2000-ready-systems or by reprogramming existing systems.

OTHER ACCOUNTING ISSUES

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative is to be determined based upon the intended use of the derivative. For certain hedge designations (cash flow and foreign currency exposure) the derivative's gain or loss is reported as a component of other comprehensive income. Other designations require the gain or loss to be recognized in earnings in the period of change. This statement, amended as to effective date by SFAS No. 137, is effective for financial statements for periods beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board also issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS No. 133. The adoption of SFAS No. 133, as amended by SFAS No. 138 did not have a material impact on the Company's consolidated financial statements.

    In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125. While SFAS No. 140 carries over most of the provisions of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, it provides new standards for reporting financial assets transferred as collateral and new standards for the derecognition of financial assets, in particular transactions involving the use of special purpose entities. SFAS No. 140 also prescribes additional disclosures for collateral transactions and for securitization transactions accounted for as sales. The new collateral standards and disclosure requirements are effective for fiscal years ending after December 15, 2000, while the new standards for the derecognition of financial assets are effective for transfers made after March 31, 2001. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

                                       10
ITEM 7.    FINANCIAL STATEMENTS



         The financial statements required by Item 310(a) of Regulation S-B are set forth in the pages listed below:

HERITAGE FINANCIAL HOLDING CORPORATION
AND SUBSIDIARY
Consolidated Financial Statements

                                                                                                             Page(s)
                                                                                                             -------

Independent Auditor's Report...............................................................................      34

Consolidated Statements of Financial Condition
    as of December 31, 2000 and 1999.......................................................................      35

Consolidated Statements of Income
    for the Years Ended December 31, 2000, 1999 and 1998...................................................      36

Consolidated Statements of Shareholders' Equity
    for the Years Ended December 31, 2000, 1999 and 1998...................................................      37

Consolidated Statements of Cash Flows
    for the Years Ended December 31, 2000, 1999 and 1998...................................................      38

Notes to Consolidated Financial Statements.................................................................      39

Quarterly Results (Unaudited)..............................................................................      66

                    SCHAUER, TAYLOR, COX, VISE & MORGAN, P.C.
                  CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS
                               150 OLDE TOWNE ROAD
                            BIRMINGHAM, ALABAMA 35216


DOUGLAS B. SCHAUER, CPA     TELEPHONE - 205.822.3488     STEVEN W. BROWN, CPA
EDWARD R. TAYLOR, CPA         WATS - 800.466.3488        M. BRYANT KING, CPA
W. ERNEST COX, CPA            FAX - 205.822.3541         RAYMOND A. PATTON, CPA
DONALD G. VISE, CPA         EMAIL - FIRM@STCVCPA.COM     RUSSELL D. PAYNE, CPA
PHILLIP D. MORGAN, CPA                                   STEVEN D. MILLER, CPA



                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Shareholders
Heritage Financial Holding Corporation
Decatur, Alabama


We have audited the accompanying consolidated statements of financial condition of Heritage Financial Holding Corporation (a Delaware corporation) and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Financial Holding Corporation and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


Birmingham, Alabama
January 26, 2001

                                       SCHAUER, TAYLOR, COX, VISE & MORGAN, P.C.



   MEMBER OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS, SEC PRACTICE
          SECTION AND ALABAMA SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                 AND SUBSIDIARY

                           DECEMBER 31, 2000 AND 1999


                                                                                     2000                1999
                                                                                ---------------    ---------------
ASSETS
   Cash and due from banks.................................................     $     6,143,475    $      6,357,183
   Interest-bearing deposits with other banks..............................             816,541           9,533,139
   Federal funds sold and securities purchased under
     agreements to resale..................................................           8,680,000          13,185,000

   Securities available-for-sale...........................................          26,846,421          19,969,134

   Loans...................................................................         422,135,461         244,628,832
   Less: Unearned income...................................................                  --               8,925
         Allowance for loan losses.........................................           5,064,889           3,035,549
                                                                                ---------------    ----------------
         NET LOANS.........................................................         417,070,572         241,584,358

   Premises and equipment, net.............................................           5,566,060           3,666,891
   Accrued interest........................................................           4,396,467           2,082,411
   Other real estate owned.................................................             212,875             212,875
   Other assets............................................................           1,725,114           1,361,019
                                                                                ---------------    ----------------

         TOTAL ASSETS......................................................     $   471,457,525    $    297,952,010
                                                                                ===============    ================

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

   Deposits:
     Noninterest-bearing...................................................     $    11,653,705    $     13,689,904
     Interest-bearing......................................................         409,590,533         235,342,259
                                                                                ---------------    ----------------
         TOTAL DEPOSITS....................................................         421,244,238         249,032,163

   Accrued interest........................................................           4,152,248           1,472,898
   FHLB advances...........................................................          12,000,000          25,000,000
   Other liabilities.......................................................             561,737             526,899
                                                                                ---------------    ----------------
         TOTAL LIABILITIES.................................................         437,958,223         276,031,960

SHAREHOLDERS' EQUITY

   Common stock - par value $.01 per share, 40,000,000 shares authorized,
     8,475,822 shares issued and outstanding at December 31, 2000 and 7,581,044 shares issued and
     outstanding at December 31, 1999......................................              84,758              75,810
   Capital surplus.........................................................          30,203,113          21,554,250
   Retained earnings.......................................................           3,370,338           1,182,807
   Accumulated comprehensive income: net unrealized losses
     on securities available-for-sale, net of deferred income tax..........            (158,907)           (892,817)
                                                                                ---------------    ----------------
         TOTAL SHAREHOLDERS' EQUITY........................................          33,499,302          21,920,050
                                                                                ---------------    ----------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........................     $   471,457,525    $    297,952,010
                                                                                ===============    ================

                 See notes to consolidated financial statements

                        CONSOLIDATED STATEMENTS OF INCOME

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                 AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                 2000                1999                1998
                                                            ---------------     ---------------    ----------------

INTEREST INCOME
   Interest and fees on loans...........................    $    31,788,388     $    15,274,336    $      7,805,155
   Interest and dividends on securities:
     Taxable securities.................................          1,542,276           1,190,610           1,015,470
     Nontaxable securities..............................            123,619              88,554              14,384
   Interest on deposits with other banks................            365,000             150,062             109,715
   Interest on federal funds sold and securities
     purchased under agreements to resale...............          1,840,891             544,756             438,689
                                                            ---------------     ---------------    ----------------
         TOTAL INTEREST INCOME..........................         35,660,174          17,248,318           9,383,413

INTEREST EXPENSE
   Interest on deposits.................................         20,867,463           9,194,229           5,013,642
   Interest on FHLB borrowings..........................          1,150,833             678,000             378,852
   Interest on short-term borrowings....................                229               2,023               7,113
                                                            ---------------     ---------------    ----------------
         TOTAL INTEREST EXPENSE.........................         22,018,525           9,874,252           5,399,607
                                                            ---------------     ---------------    ----------------

Net interest income.....................................         13,641,649           7,374,066           3,983,806
Provision for loan losses...............................          3,388,973           1,807,765             827,891
                                                            ---------------     ---------------    ----------------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES......................................         10,252,676           5,566,301           3,155,915

NONINTEREST INCOME
   Service charges on deposits..........................            745,377             503,337             288,272
   Investment security gains............................                 --               1,110              23,823
   Other operating income...............................            293,666             137,377              84,868
                                                            ---------------     ---------------    ----------------
         TOTAL NONINTEREST INCOME.......................          1,039,043             641,824             396,963
                                                            ---------------     ---------------    ----------------

NONINTEREST EXPENSES
   Salaries and employee benefits.......................          4,612,785           2,795,569           1,661,983
   Occupancy and equipment expense......................            879,910             574,713             275,415
   Other operating expenses.............................          2,620,324           1,582,182             999,679
                                                            ---------------     ---------------    ----------------
         TOTAL NONINTEREST EXPENSES.....................          8,113,019           4,952,464           2,937,077
                                                            ---------------     ---------------    ----------------

Income before income taxes..............................          3,178,700           1,255,661             615,801
Provision for income taxes..............................            991,169             394,800             196,946
                                                            ---------------     ---------------    ----------------

NET INCOME..............................................    $     2,187,531     $       860,861    $        418,855
                                                            ===============     ===============    ================

EARNINGS PER COMMON SHARE
   Basic ...............................................    $          0.26     $          0.12    $           0.07
   Diluted..............................................               0.22                0.11                0.07

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic ...............................................          8,316,756           7,226,044           5,615,596
   Diluted..............................................         10,133,865           7,860,469           5,685,164

                 See notes to consolidated financial statements

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                 AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                          Retained        Accumulated
                                                                          Earnings           Other
                                           Common        Capital       (Accumulated    Comprehensive
                                            Stock        Surplus          Deficit)          Income            Total
                                        -----------  --------------   ---------------  ---------------   --------------

Balance at January 1, 1998...........   $     8,903  $   10,539,092   $       (96,909) $         27,340  $   10,478,426

Net income - 1998....................            --              --           418,855               --          418,855
Unrealized losses on available-for-
   sale securities, net of
   reclassification adjustment, net
   of tax of $13,935.................            --              --                --           (20,903)        (20,903)
                                                                                                         --------------
Comprehensive income.................            --              --                --                --         397,952
                                                                                                         --------------
Effect of stock split................        17,807         (17,807)               --                --              --
Issuance of shares from
   stock offering....................         9,000       7,991,000                --                --       8,000,000
Issuance of shares under
   employee stock purchase plan......            44          21,015                --                --          21,059
Issuance of shares under
   stock grant.......................           210         111,290                --                --         111,500
                                        -----------  --------------   ---------------  ----------------  --------------

Balance at December 31, 1998.........        35,964      18,644,590           321,946             6,437      19,008,937

Net income - 1999....................            --              --           860,861               --          860,861
Unrealized losses on available-for-
   sale securities, net of
   reclassification adjustment, net
   of tax of $599,503................            --              --                --          (899,254)       (899,254)
                                                                                                         --------------
Comprehensive loss...................            --              --                --                --         (38,393)
                                                                                                         --------------
Effect of stock split................        35,964         (35,964)               --                --              --
Issuance of shares from
   stock offerings...................         2,530       2,166,970                --                --       2,169,500
Issuance of shares under
   employee stock purchase plan......            87          28,618                --                --          28,705
Stock option exercise................         1,265         264,510                --                --         265,775
Compensatory options.................            --         106,015                --                --         106,015
Tax benefit of exercised options.....            --         379,511                --                --         379,511
                                        -----------  --------------   ---------------  ----------------  --------------

BALANCE AT DECEMBER 31, 1999.........        75,810      21,554,250         1,182,807          (892,817)     21,920,050

NET INCOME - 2000....................            --              --         2,187,531               --        2,187,531
UNREALIZED GAINS ON AVAILABLE-FOR-
   SALE SECURITIES, NET OF
   RECLASSIFICATION ADJUSTMENT, NET
   OF TAX OF $(489,273)..............            --              --                --           733,910         733,910
                                                                                                         --------------
COMPREHENSIVE INCOME.................            --              --                --                --       2,921,441
                                                                                                         --------------
ISSUANCE OF SHARES FROM
   STOCK OFFERINGS...................         8,500       8,491,500                --                --       8,500,000
ISSUANCE OF SHARES UNDER STOCK
   OPTION PLAN.......................           400          66,347                --                --          66,747
ISSUANCE OF SHARES UNDER
   EMPLOYEE STOCK PURCHASE PLAN......            48          29,630                --                --          29,678
COMPENSATORY OPTIONS.................            --          61,386                --                --          61,386
                                        -----------  --------------   ---------------  ----------------  --------------

BALANCE AT
   DECEMBER 31, 2000.................   $    84,758  $   30,203,113   $     3,370,338  $       (158,907) $   33,499,302
                                        ===========  ==============   ===============  ================  ==============

                 See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                 AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                 2000                1999                1998
                                                            ---------------     ---------------    ----------------

OPERATING ACTIVITIES
   Net income...........................................    $     2,187,531     $       860,861    $        418,855
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Provision for loan losses..........................          3,388,973           1,807,765             827,891
     Depreciation, amortization, and accretion, net.....            321,341             276,817             182,204
     Deferred tax benefit...............................           (746,779)           (367,000)            (50,000)
     Increase in accrued interest receivable............         (2,314,056)           (846,549)           (648,536)
     Increase in accrued interest payable...............          2,679,350             572,010             544,270
     Security gains.....................................                 --              (1,110)            (23,823)
     (Gain) loss on disposition of fixed assets.........                 --              10,446              (5,207)
     Other, net.........................................            (47,723)            352,040             214,756
                                                            ---------------     ---------------    ----------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES..........          5,468,637           2,665,280           1,460,410
                                                            ---------------     ---------------    ----------------

INVESTING ACTIVITIES
   Purchases of securities available-for-sale...........         (7,008,487)         (7,122,398)        (16,917,593)
   Proceeds from sales of securities available-for-sale.                 --              51,100           2,585,766
   Proceeds from calls, paydowns, and maturities of
     securities available-for-sale......................          1,358,567           7,296,448           7,900,651
   Net increase in loans to customers...................       (178,875,187)       (128,284,131)        (58,488,914)
   Purchase of premises and equipment...................         (2,224,003)           (876,900)           (882,621)
   Proceeds from disposition of fixed assets............                 --              11,631              15,050
                                                            ---------------     ---------------    ----------------
     NET CASH USED IN INVESTING ACTIVITIES..............       (186,749,110)       (128,924,250)        (65,787,661)
                                                            ---------------     ---------------    ----------------

FINANCING ACTIVITIES
   Net increase in demand deposits, NOW accounts,
     and savings accounts...............................         20,653,089          26,958,411          12,790,382
   Net increase in certificates of deposit..............        151,558,986          85,072,692          51,614,211
   Net decrease in short-term borrowings................            (24,719)            (12,798)                 --
   Net proceeds from (payments to) FHLB advances........        (13,000,000)         15,000,000           5,000,000
   Stock subscriptions receivable (payable).............                 --             948,968            (948,968)
   Net proceeds from issuance of stock..................          8,596,425           2,463,980           8,132,559
   Compensatory options.................................             61,386             106,015                  --
                                                            ---------------     ---------------    ----------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES..........        167,845,167         130,537,268          76,588,184
                                                            ---------------     ---------------    ----------------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS.....................................        (13,435,306)          4,278,298          12,260,933

Cash and Cash Equivalents at Beginning of Year..........         29,075,322          24,797,024          12,536,091
                                                            ---------------     ---------------    ----------------

CASH AND CASH EQUIVALENTS AT END OF YEAR................    $    15,640,016     $    29,075,322    $     24,797,024
                                                            ===============     ===============    ================

                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                 AND SUBSIDIARY

                        DECEMBER 31, 2000, 1999 AND 1998




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Heritage Financial Holding Corporation (the "Company") and its wholly-owned subsidiary, Heritage Bank (the "Bank") were incorporated under the laws of the States of Delaware and Alabama, respectively. The Company's and Bank's main office is in Decatur, Alabama with additional Bank branch locations in Morgan, Madison and Jefferson counties of North and Central Alabama.

The Company operates predominantly in the domestic commercial banking industry. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practice within the banking industry. The following summarizes the most significant of these policies.

Basis of Consolidation

The consolidated financial statements include the accounts of Heritage Financial Holding Corporation and its wholly-owned subsidiary Heritage Bank. All significant intercompany balances and transactions have been eliminated. Investments in the subsidiary are carried at the parent company's equity in the underlying net assets.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are generally treated as collateralized financing transactions and are recorded at the amount at which the securities were acquired. The market value of the collateral is monitored and additional collateral obtained when deemed appropriate.

Securities

Securities are classified as either held-to-maturity, available-for-sale, or trading.

Securities held-to-maturity are those securities for which management has the ability and intent to hold on a long-term basis or until maturity. These securities are carried at amortized cost, adjusted for amortization of premiums, and accretion of discount to the earlier of the maturity or call date.

Securities available-for-sale represent those securities intended to be held for an indefinite period of time, including securities that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital, or other similar factors. Securities available-for-sale are recorded at market value with unrealized gains and losses net of any tax effect, added or deducted directly from shareholders' equity.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                 AND SUBSIDIARY

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Securities carried in trading accounts are carried at market value with unrealized gains and losses reflected in income.

Realized and unrealized gains and losses are based on the specific identification method.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.

The Company has no held-to-maturity or trading securities.

Loans

Loans are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan fees.

Loan origination and commitment fees, as well as certain direct origination costs, when material, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method.

Allowance For Possible Loan Losses

A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Smaller balance homogeneous loans which consist of residential mortgages and consumer loans are evaluated collectively and reserves are established based on historical loss experience.

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Increases and decreases in the allowance due to changes in the measurement of the impaired loans are included in the provision for loan losses. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable. When a loan or portion of a loan is determined to be uncollectable, the portion deemed uncollectable is charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral, and an analysis of current economic conditions. While management believes that it has established the allowance in accordance with generally accepted accounting principles and has taken into account the views of its regulators and the current economic environment, there can be no assurance that in the future the Bank's regulators or its economic environment will not require further increases in the allowance.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                 AND SUBSIDIARY

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Income Recognition on Impaired and Nonaccrual Loans

Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well collateralized and in the process of collection. If a loan or a portion of a loan is classified as doubtful or is partially charged off, the loan is generally classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

Loans may be returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance by the borrower, in accordance with the contractual terms of interest and principal.

While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding, except in the case of loans with scheduled amortizations where the payment is generally applied to the oldest payment due. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan has been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge offs have been fully recovered. Interest income recognized on a cash basis was immaterial for the years ended December 31, 2000, 1999 and 1998.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Expenditures for additions and major improvements that significantly extend the useful lives of the assets are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. The carrying values of assets traded in are used to adjust the carrying values of the new assets acquired by trade. Assets which are disposed of are removed from the accounts and the resulting gains or losses are recorded in operations.

Depreciation is provided generally by accelerated and straight-line methods based on the estimated useful lives of the respective assets.

Foreclosed Real Estate

Foreclosed real estate includes both formally foreclosed property and in-substance foreclosed property. In-substance foreclosed properties are those properties for which the institution has taken physical possession, regardless of whether formal foreclosure proceedings have taken place.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                 AND SUBSIDIARY

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

At the time of foreclosure, foreclosed real estate is recorded at the lower of the carrying amount or fair value less cost to sell, which becomes the property's new basis. Any write-downs based on the asset's fair value at date of acquisition are charged to the allowance for loan losses. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell.

Costs incurred in maintaining foreclosed real estate and subsequent adjustments to the carrying amount of the property are included in income (loss) on foreclosed real estate.

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of available-for-sale securities, allowance for loan losses, estimated losses on foreclosed real estate, accumulated depreciation, and accrued employee benefits for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Stock-Based Compensation

In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which defines a fair value based method of accounting for an employee stock option plan. This statement establishes financial accounting and reporting standards for stock-based employee compensation plans and stock-based non-employee compensation. These transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Under the fair value based method, compensation is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, SFAS No. 123 allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No, 25, Accounting for Stock Issued to Employees. The Company has elected to follow APB No. 25 in accounting for its stock option plans. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

Benefit Plans

The Company has adopted a 401(k) Plan which covers substantially all of its employees. Contributions to the plan are determined by the board of directors and are included in salaries and employee benefits expense.

The Company has also adopted an Employee Stock Purchase Plan covering substantially all employees which allows employees the opportunity to acquire shares of common stock of the Company through payroll deduction. This plan was suspended in December 2000. However, all shares of common stock to be issued under this plan in connection with the January and July 2000 offering periods will be issued to such contributing employees pursuant to this plan on the respective issuance dates.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                 AND SUBSIDIARY

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Intangibles

Intangibles consist primarily of organizational costs associated with the organization and formation of the Company and the Bank. Intangibles are being amortized over a period of five years using the straight-line method.

Off-Balance Sheet Financial Instruments

In the ordinary course of business the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

The Bank has available as a source of short-term financing the purchase of federal funds from other commercial banks from available lines totaling $10,000,000.

The Bank also has available as a source of financing a line of credit of $46,738,000 with the Federal Home Loan Bank of Atlanta ("FHLB") of which $34,738,000 was available and unused at December 31, 2000.

Segment Information

All of the Company's offices offer similar products and services, are located in the same geographic region, and serve the same customer segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic consolidated financial statements and related footnotes provide details related to segment reporting.

Reclassifications

Certain amounts in 1999 and 1998 have been reclassified to conform with the 2000 presentation.

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative is to be determined based upon the intended use of the derivative. For certain hedge designations (cash flow and foreign currency exposure) the derivative's gain or loss is reported as a component of other comprehensive income. Other designations require the gain or loss to be recognized in earnings in the period of change. This statement, amended as to effective date by SFAS No. 137, is effective for financial statements for periods beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board also issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS No. 133. The adoption of SFAS No. 133, as amended by SFAS No. 138 did not have a material impact on the Company's consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                 AND SUBSIDIARY

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125. While SFAS No. 140 carries over most of the provisions of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, it provides new standards for reporting financial assets transferred as collateral and new standards for the derecognition of financial assets, in particular transactions involving the use of special purpose entities. SFAS No. 140 also prescribes additional disclosures for collateral transactions and for securitization transactions accounted for as sales. The new collateral standards and disclosure requirements are effective for fiscal years ending after December 15, 2000, while the new standards for the derecognition of financial assets are effective for transfers made after March 31, 2001. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

Earnings Per Common Share

Basic earnings per common share are computed by dividing earnings available to stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock, as prescribed by SFAS No. 128, Earnings per Share. All per share amounts included in these financial statements have been retroactively adjusted to reflect the effects of the 2-for-1 stock split which occurred during 1999 and the 3-for-1 stock split which occurred in 1998. The following reconciles the weighted average number of shares outstanding:

                                                                 2000                1999                1998
                                                            ---------------     ---------------    ----------------

Weighted average of common shares outstanding...........          8,316,756           7,226,044           5,615,596
Effect of dilutive options..............................          1,817,109             634,425              69,568
                                                            ---------------     ---------------    ----------------

Weighted average of common shares
   outstanding effected for dilution....................         10,133,865           7,860,469           5,685,164
                                                            ===============     ===============    ================

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, on December 31, 1998. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The statement requires that an enterprise classify items of other comprehensive income by their nature in the financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of a statement of financial condition. Comprehensive income is generally defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                 AND SUBSIDIARY

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Comprehensive income is the total of net income and all other non-owner changes in equity. Items that are to be recognized under accounting standards as components of comprehensive income are displayed in statements of shareholders' equity.

In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods. The disclosure of the reclassification amounts and other details of other comprehensive income are as follows:

                                                                        Years Ended December 31,
                                                     --------------------------------------------------------------
                                                            2000                  1999                  1998
                                                     ------------------    ------------------    ------------------
Unrealized gains (losses) on securities
   Unrealized holding gains (losses)
     arising during period........................   $        1,223,183    $       (1,497,647)   $          (11,015)
   Less reclassification adjustments for
     gains included in net income.................                   --                (1,110)              (23,823)
                                                     ------------------    ------------------    ------------------
   Net unrealized gains (losses)..................            1,223,183            (1,498,757)              (34,838)
   Income tax related to items of other
     comprehensive income (loss)..................             (489,273)              599,503                13,935
                                                     ------------------    ------------------    ------------------

Other comprehensive income (loss).................   $          733,910    $         (899,254)   $          (20,903)
                                                     ==================    ==================    ==================

Statements of Cash Flows

The Company includes cash, due from banks, and certain cash equivalents in preparing the consolidated statements of cash flows. The following is supplemental disclosure to the statements of cash flows for the three years ended December 31, 2000.

                                                                        Years Ended December 31,
                                                     --------------------------------------------------------------
                                                            2000                  1999                  1998
                                                     ------------------    ------------------    ------------------

Cash paid during the year for interest............   $       19,339,175    $        9,302,242    $        4,855,337

Cash paid during the year for
   income taxes, net..............................            1,767,689               452,550                68,435

Non-cash Disclosures:
- --------------------

Net increase (decrease) in unrealized gains
   on securities available-for-sale...............            1,223,183            (1,498,757)              (34,838)

Tax benefit of non-qualified options exercised....                   --               379,511                    --

Loans transferred to foreclosed real estate
   during the year................................                   --               212,875                    --

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                 AND SUBSIDIARY

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 2 - BUSINESS COMBINATIONS

In August 2000, the Company effected a business combination with Heritage Bank by exchanging 8,475,822 shares of its common stock for all the outstanding common stock of Heritage Bank. The combination has been accounted for as a pooling of interests and, accordingly, all periods presented reflect the Company and Heritage Bank on a combined basis. Prior to the effective date of the merger, the Company had no operations.


NOTE 3 - RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The Bank is required to maintain average reserve balances either in vault cash or on deposit with the Federal Reserve. The average amount of those reserves required at December 31, 2000 and 1999 was approximately $1,009,000 and $878,000, respectively.


NOTE 4 - SECURITIES

The carrying amounts of securities as shown in the consolidated statements of financial condition and their approximate fair values at December 31, 2000 and 1999 were as follows:

                                                                      Gross             Gross          Estimated
                                                   Amortized       Unrealized        Unrealized          Fair
                                                     Cost             Gains            Losses            Value
                                                --------------   --------------    -------------    --------------
SECURITIES AVAILABLE-FOR-SALE:

DECEMBER 31, 2000:
   U. S. GOVERNMENT AND
     AGENCY SECURITIES......................    $   18,661,134   $       837,374   $    1,048,398   $    18,450,110
   MORTGAGE-BACKED SECURITIES...............         1,042,199            20,417           42,470         1,020,146
   ASSET-BACKED SECURITIES..................         1,982,222             3,218               --         1,985,440
   STATE AND MUNICIPAL SECURITIES...........         2,329,357           217,324          246,690         2,299,991
   CORPORATE DEBT SECURITIES................         1,250,000           144,848          150,468         1,244,380
   EQUITY SECURITIES........................         1,846,354                --               --         1,846,354
                                                --------------   ---------------   --------------   ---------------

                                                $   27,111,266   $     1,223,181   $    1,488,026   $    26,846,421
                                                ==============   ===============   ==============   ===============

December 31, 1999:
   U. S. Government and
     agency securities......................    $   15,215,976   $            --   $    1,048,398   $    14,167,578
   Mortgage-backed securities...............         1,409,604                --           42,470         1,367,134
   State and municipal securities...........         2,331,581                --          246,690         2,084,891
   Corporate debt securities................         1,250,000                --          150,469         1,099,531
   Equity securities........................         1,250,000                --               --         1,250,000
                                                --------------   ---------------   --------------   ---------------

                                                $   21,457,161   $            --   $    1,488,027   $    19,969,134
                                                ==============   ===============   ==============   ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                 AND SUBSIDIARY

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 4 - SECURITIES - CONTINUED

The contractual maturities of securities available-for-sale at December 31, 2000, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                     Amortized           Fair
SECURITIES AVAILABLE-FOR-SALE:                                                         Cost              Value
- -----------------------------                                                     --------------   ---------------

   Due in one year or less......................................................  $            --  $             --
   Due after one year through five years........................................        4,596,761         4,607,474
   Due after five years through ten years.......................................        7,354,282         7,368,747
   Due after ten years..........................................................       13,313,869        13,023,846
   Equity securities............................................................        1,846,354         1,846,354
                                                                                  ---------------  ----------------

                                                                                  $    27,111,266  $     26,846,421
                                                                                  ===============  ================


Mortgage-backed securities have been included in the maturity tables based upon the guaranteed payoff date of each security.

Gross realized gains and losses on dispositions of securities available-for-sale for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                                                 2000                1999                1998
                                                            ---------------     ---------------    ----------------

   Realized gains.......................................    $            --     $         1,110    $         23,823
   Realized losses......................................                 --                  --                  --


Equity securities include a restricted investment in Federal Home Loan Bank stock which must be maintained to secure available lines of credit. The amount of investment in this stock amounted to $1,250,000 at December 31, 2000 and 1999.

Securities pledged to secure public funds on deposit and for other purposes as required by law amounted to approximately $22,621,000 and $16,644,000 at December 31, 2000 and 1999, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                 AND SUBSIDIARY

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 5 - LOANS

The Company grants loans to customers primarily in Morgan, Madison, and Jefferson counties of North and Central Alabama.

The major classifications of loans as of December 31, 2000 and 1999 are as follows:

                                                                                       2000              1999
                                                                                  ---------------  ---------------

   Commercial, financial and agricultural.......................................  $   105,392,849  $     66,143,452
   Real estate - construction...................................................       90,603,025        49,432,028
   Real estate - mortgage.......................................................      205,421,797       112,642,890
   Consumer.....................................................................       20,717,790        16,410,462
   Other........................................................................               --                --
                                                                                  ---------------  ----------------
                                                                                      422,135,461       244,628,832
   Unearned income..............................................................               --             8,925
   Allowance for loan losses....................................................        5,064,889         3,035,549
                                                                                  ---------------  ----------------

   Net loans....................................................................  $   417,070,572  $    241,584,358
                                                                                  ===============  ================

Total loans, which the Bank considered to be impaired at December 31, 2000 and 1999, were $617,000 and $43,000, respectively. All of these loans were on nonaccrual status and had related allowances of $93,000 and $6,000, respectively. Collateral dependent loans, which were measured at the fair value of the collateral, constituted the majority of impaired loans at December 31, 2000 and 1999. The average recorded investment in impaired loans for the years ended December 31, 2000 and 1999 was approximately $538,000 and $71,000, respectively. No material amount of interest income was recognized on impaired loans for the years ended December 31, 2000 and 1999. For the years ended December 31, 2000 and 1999, the difference between gross interest income that would have been recorded in such period if the nonaccruing loans had been current in accordance with their original terms and the amount of interest income on those loans that was included in such period's net income was immaterial.

The Bank has no commitments to loan additional funds to the borrowers of non-accrual loans.




              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                 AND SUBSIDIARY

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the years ended December 31, 2000, 1999, and 1998 were as follows:

                                                  2000              1999              1998
                                              ------------      ------------      ------------

Balance at beginning of year ...........      $  3,035,549      $  1,401,979      $    699,747

Charge-offs ............................        (1,454,447)         (195,378)         (150,898)
Recoveries .............................            94,814            21,183            25,239
                                              ------------      ------------      ------------
   Net charge-offs .....................        (1,359,633)         (174,195)         (125,659)

Provision for loan losses ..............         3,388,973         1,807,765           827,891
                                              ------------      ------------      ------------

Balance at end of year .................      $  5,064,889      $  3,035,549      $  1,401,979
                                              ============      ============      ============

NOTE 7 - PREMISES AND EQUIPMENT

Premises and equipment as of December 31, 2000 and 1999 is as follows:

                                                 2000            1999
                                              ----------      ----------

Land ...................................      $  320,279      $  320,279
Buildings ..............................       1,550,599       1,550,599
Land and leasehold improvements ........         331,346         305,497
Furniture and equipment ................       2,733,105       1,906,038
Automobiles ............................         133,797          96,337
Construction in progress ...............       1,354,557          20,930
                                              ----------      ----------
                                               6,423,683       4,199,680
Less allowance for depreciation ........         857,623         532,789
                                              ----------      ----------

Net premises and equipment .............      $5,566,060      $3,666,891
                                              ==========      ==========

The provision for depreciation charged to occupancy and equipment expense for the years ended December 31, 2000, 1999 and 1998 was $324,834, $245,248 and
$143,509 respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                 AND SUBSIDIARY

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 8 - DEPOSITS

The aggregate amounts of time deposits of $100,000 or more, including certificates of deposit of $100,000 or more at December 31, 2000 and 1999 were $134,094,000 and $72,118,941, respectively.

The maturities of time certificates of deposit and other time deposits issued by the Bank at December 31, 2000 are as follows:


Years Ending December 31,
- -------------------------
          2001 ..............      $ 12,028,912
          2002 ..............       235,748,105
          2003 ..............        51,314,983
          2004 ..............        12,733,884
          2005 ..............        28,872,365
                                   ------------

           Total ............      $340,698,249
                                   ============

NOTE 9 - FHLB ADVANCES

At December 31, 2000, the Bank had 4 credit advances payable to the Federal Home Loan Bank of Atlanta ranging from $1,000,000 to $5,000,000. The advances bear interest at fixed rates ranging from 4.97% to 5.66%, and are fully collateralized by underlying mortgage loans made by the Bank. Quarterly interest payments are required.

At December 31, 1999, the Bank had six credit advances payable to the Federal Home Loan Bank of Atlanta ranging from $1,000,000 to $8,000,000. Advances of $8,000,000 and $5,000,000 bear interest at variable rates of 0.30% and 0.25%, respectively, over the FHLB Daily Rate Credit (4.55% at December 31, 1999). The remaining advances bear interest at fixed rates ranging from 4.97% to 5.66%, and are fully collateralized by underlying mortgage loans made by the Bank. Quarterly interest payments are required.

Maturities of FHLB advances following December 31, 2000 are as follows:

Years Ending December 31,
- -------------------------
          2001 ...............      $         --
          2002 ...............         1,000,000
          2003 ...............         5,000,000
          2004 ...............         2,000,000
          2005 ...............                --
          Thereafter .........         4,000,000
                                    ------------

            Total ............      $ 12,000,000
                                    ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                 AND SUBSIDIARY

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 10 - SHAREHOLDERS' EQUITY

As discussed in Notes 2 and 11, the Company was formed in year 2000 and through a 1-for-1 exchange of stock acquired Heritage Bank employing pooling-of-interests accounting treatment. As a result, all information contained in these financials, including share information, is represented as if the Company and the Bank had been combined for all periods presented.

At December 31, 2000 and 1999, shareholders' equity of the Company consisted of the following:

Common Stock: 40,000,000 shares authorized, with a par value of $0.01 per share, 8,475,822 shares and 7,581,044 shares issued and outstanding as of December 31, 2000 and 1999, respectively. Voting rights equal to one vote per share.

Capital Surplus: Represents the funds received in excess of par value upon the issuance of stock, net of issuance costs.

Retained Earnings:  Represents the accumulated net earnings of the Company.

Accumulated Other Comprehensive Income: Represents the change in equity during each period from the effects of unrealized holding gains and losses on securities available for sale, net of tax.

Stock Splits: In November 1999, the Bank issued a 2-for-1 stock split. In addition, in August 1998, the Bank issued a 3-for-1 stock split. All per share amounts included in these financial statements have been adjusted to give retroactive effect to each split.

During 1998, the Bank offered for sale up to 100,000 (600,000 Split adjusted) and 600,000 shares (1,200,000 Split adjusted) of its common stock at offering prices of $20.00 ($3.33 Split adjusted) and $10 per share ($5 Split adjusted), respectively. The sales were closed during 1998 upon full subscription of all shares offered, raising a total of $8,000,000 in additional capital.

During September 1999, the Bank offered for sale up to 115,385 shares (230,770 Split adjusted) shares of its common stock at an offering price of $13.00 per share ($6.50 Split adjusted). This sale was closed during 1999, raising a total of $669,500 in additional capital.

On February 29, 2000, the Bank completed an oversubscribed exempt offering of 1,000,000 shares of its common stock, $0.01 par value per share, at $10.00 per share. The offering to new shareholders in the Birmingham, Decatur and Huntsville, Alabama markets commenced on December 1, 1999, and culminated in raising approximately $10,000,000 in new capital, before expenses associated with the offering, for the Bank. The proceeds from the offering were used for the establishment of Heritage Bank's Birmingham location, working capital and other various uses.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                 AND SUBSIDIARY

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 11 - REORGANIZATION

On March 14, 2000, the board of directors of the Bank approved a Plan of Reorganization and Agreement of Merger to form a bank holding company and through the exchange of stock become a wholly-owned subsidiary. The Bank filed documents with the Federal Reserve, FDIC and the Alabama State Banking Department to effectuate this reorganization and merger. Shareholders of the Bank voted approval upon this matter at the 2000 Annual Meeting of Shareholders.

On July 17, 2000,the Federal Deposit Insurance Corporation issued a combined Order and Basis for Corporation Approval approving the Interagency Bank Merger Application submitted on behalf of the Bank for consent to merge with Heritage Interim Corporation under the charter and title of the Bank. On July 20, 2000, the Board of Governors of the Federal Reserve System approved the application by the Company to become a bank holding company by acquiring the Bank pursuant to the Bank Holding Company Act. The Bank and the Company consummated the reorganization and merger in August 2000.

NOTE 12 - REGULATORY CAPITAL MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its subsidiary must meet specific capital guidelines involving quantitative measures of the Company and its subsidiary bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification under the prompt corrective guidelines are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total Capital and Tier I Capital to risk-weighted assets (as defined in the regulations), and Tier I Capital (Leverage) to adjusted total assets (as defined). Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum Total Capital, Tier I Capital, and Tier I Leverage ratios as disclosed in the table below.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                 AND SUBSIDIARY

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 12 - REGULATORY CAPITAL MATTERS - CONTINUED

The Company's and Bank's actual capital amounts and ratios are also presented in the table.

                                                                                       To Be Well Capitalized
                                                                                            Under Prompt
                                                                  For Capital            Corrective Action
                                           Actual              Adequacy Purposes             Provisions
                                    --------------------      --------------------     ----------------------
                                     Amount       Ratio        Amount       Ratio        Amount       Ratio
                                    --------      ------      --------      ------      --------      ------
                                                                 (In thousands)

AS OF DECEMBER 31, 2000:

TOTAL CAPITAL
   CONSOLIDATED ..............      $ 38,723        9.36%     $ 33,083        8.00%     $ 41,354       10.00%
   HERITAGE BANK .............        38,687        9.35        33,104        8.00        41,380       10.00
TIER I CAPITAL
   CONSOLIDATED ..............        33,658        8.14        16,541        4.00        24,812        6.00
   HERITAGE BANK .............        33,622        8.13        16,552        4.00        24,828        6.00
TIER I LEVERAGE
   CONSOLIDATED ..............        33,658        7.26        18,539        4.00        23,173        5.00
   HERITAGE BANK .............        33,622        7.25        18,539        4.00        23,173        5.00

As of December 31, 1999:

Bank Only
   Total Capital .............      $ 25,846       10.65%     $ 19,417        8.00%     $ 24,272       10.00%
   Tier I Capital ............        22,812        9.40         9,709        4.00        14,563        6.00
   Tier I Leverage ...........        22,812        8.54        10,684        4.00        13,356        5.00

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                 AND SUBSIDIARY

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 13 - INCENTIVE STOCK COMPENSATION PLAN

The Company entered into an Incentive Stock Compensation Plan (the "Compensation Plan") with the Company's directors and certain key officers. Under the Compensation Plan, the Bank has entered into Incentive Stock Option Agreements and Nonqualified Option Agreements (together the "Agreements") which provide for these directors and key employees to purchase shares of the Company's $0.01 par value common stock at the fair market value at the dates of grant. The options granted under the Agreements may be exercised within 5 years and 10 years from the dates of grant. The following summary sets forth activity under the Agreements for the years ended December 31, 2000, 1999 and 1998:

Fixed Options

                                                         2000                        1999                        1998
                                              -----------------------     -----------------------     -----------------------
                                                             WEIGHTED                    Weighted                    Weighted
                                                             AVERAGE                     Average                     Average
                                                             EXERCISE                    Exercise                    Exercise
                                               OPTIONS        PRICE        Options        Price        Options        Price
                                              ----------     --------     ----------     --------     ----------     --------

Outstanding, beginning of the year .....       4,014,000      $ 3.70       3,720,000      $ 3.25         150,000        1.78
   Granted .............................           2,000       10.00         420,554        7.20       3,570,000        3.31
   Exercised ...........................         (39,968)       1.67        (126,554)       2.10              --        0.00
   Forfeited ...........................              --        0.00              --        0.00              --        0.00
                                              ----------      ------      ----------      ------      ----------      ------
Outstanding, end of the year ...........       3,976,032        3.72       4,014,000        3.70       3,720,000        3.25
                                              ==========      ======      ==========      ======      ==========      ======

Weighted average fair value of options
   granted during the year .............      $     3.38                  $     3.51                  $     1.38

Exercisable, end of the year ...........       1,229,632                     992,280                     896,800

Information pertaining to options outstanding at December 31, 2000, is as follows:

                                                       Outstanding     Expiration     Options
                                                          Number          Date      Exercisable
                                                       -----------     ----------   -----------

Options with an Exercise Price of $2.34 .........          30,000      01/02/02        30,000
Options with an Exercise Price of $2.84 .........         192,000      04/17/03       127,200
Options with an Exercise Price of $3.34 .........         330,000      07/14/03       330,000
Options with an Exercise Price of $3.34 .........          72,000      07/01/08         8,000
Options with an Exercise Price of $3.34 .........       3,048,000      08/24/08       620,400
Options with an Exercise Price of $5.50 .........          60,000      07/01/04        12,000
Options with an Exercise Price of $6.50 .........          20,000      07/01/04         5,600
Options with an Exercise Price of $6.50 .........           2,000      09/16/04           400
Options with an Exercise Price of $7.50 .........          20,000      11/07/04         4,000
Options with an Exercise Price of $7.50 .........         120,000      11/07/09        12,000
Options with an Exercise Price of $10.00 ........          80,032      12/28/04        80,032
Options with an Exercise Price of $10.00 ........           2,000      01/28/05            --

The number of shares and weighted average exercise prices have been restated to give effect for the 3-for-1 stock split effective August 12, 1998, and then again for the 2-for-1 stock split effective November 8, 1999.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                 AND SUBSIDIARY

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 13 - INCENTIVE STOCK COMPENSATION PLAN - CONTINUED

Of the 3,976,032 outstanding options at December 31, 2000, 1,229,632 were exercisable with the remaining 2,746,400 having remaining vesting periods of up to 8 years. The weighted average exercise price of the exercisable options at December 31, 2000, was $4.05. Exercise prices for options outstanding as of December 31, 2000 ranged from $1.67 to $10.00. Total unexercised options of 3,976,032 have a weighted average contractual life of 6.71 years and a weighted average exercise price of $3.72.

At December 31, 2000, the shares under option include nonqualified options of 2,622,000 issued primarily to Company directors and incentive stock options of 1,354,032 issued to certain key executives of the Company.

If the Company had elected to recognize compensation cost for options granted in 2000,1999, and 1998, based on the fair value of the options as permitted by SFAS No. 123, net income and earnings per share would have reduced to the pro forma amounts indicated below:

                                                    Years Ended December 31,
                                            -------------------------------------
                                               2000          1999         1998
                                            -----------   ----------   ----------

NET INCOME:
   As reported.........................     $ 2,187,531   $  860,861   $  418,855
   Pro forma...........................       1,557,485     (277,301)    (814,502)

BASIC EARNINGS PER SHARE:
   As reported.........................     $     0.26    $     0.12   $    0.07
   Pro forma...........................           0.19         (0.04)      (0.14)

DILUTED EARNINGS PER SHARE:
   As reported.........................     $     0.22    $     0.11   $    0.07
   Pro forma...........................           0.15         (0.04)      (0.14)

All options are assumed to be exercised in the calculations of diluted average common shares outstanding, causing the equivalent number of shares outstanding on a diluted basis to be greater than that used to calculate basic earnings per share by 1,817,109, 634,425 and 69,568 for 2000, 1999, and 1998, respectively.
There was no dilutive effect on earnings per share for the year ended December 31, 1998.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model for 2000 and 1999 grants and a fair value method for 1998 grants with the following assumptions:

                                            2000          1999              1998
                                          --------     -----------       ----------

Expected dividend yield...............         0.0%            0.0%             0.0%
Expected stock price volatility.......        24.2            24.2              0.0
Risk-free interest rate...............         6.0             6.0              6.0
Expected life of options..............     5 YEARS     5-8.5 years       5-10 years

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                 AND SUBSIDIARY

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 13 - INCENTIVE STOCK COMPENSATION PLAN - CONTINUED

The effects of applying FAS 123 for providing pro forma disclosures are not likely to be representative of the effects on reported earnings for future years, nor are the dividend estimates representative of commitments on the part of the Bank's Board.

In addition to the stock options granted during 1998, the Bank issued stock grants to the chief executive officer in the amount of 21,000 shares (pre-split amount), representing a fair value benefit of $111,500.

NOTE 14 - OTHER OPERATING EXPENSES

The major components of other operating expenses included in noninterest expenses at December 31, 2000, 1999 and 1998 are as follows:

                                                 2000            1999            1998
                                              ----------      ----------      ----------

Professional fees ......................      $  471,283      $  255,723      $  102,515
Supplies ...............................         294,201         184,389         103,039
Advertising ............................         290,941         180,170         102,916
Telephone ..............................         157,816          87,787          69,951
Director committee fees ................         151,233         118,200          60,750
Data processing ........................         136,168          89,900          98,678
Postage ................................          90,207          59,966          34,481
Equity line expenses ...................          78,697          39,821          28,059
Insurance ..............................          56,546          68,187          44,555
Dues and subscriptions .................          47,324          31,020          27,894
Federal Reserve charges ................          23,454          31,489          26,644
Other ..................................         822,454         435,530         300,197
                                              ----------      ----------      ----------

                                              $2,620,324      $1,582,182      $  999,679
                                              ==========      ==========      ==========

NOTE 15 - INCOME TAXES

Federal and state income taxes payable as of December 31, 2000 and 1999 included in other liabilities, were as follows:

                             2000            1999
                          ----------      ----------

Current
  Federal ..........      $  (21,466)     $ (147,689)

  State ............        (121,036)             --

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                 AND SUBSIDIARY

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 15 - INCOME TAXES - CONTINUED

The components of the net deferred income tax asset included in other assets as of December 31, 2000 and 1999 are as follows:

                                                            2000              1999
                                                        ------------      ------------

Deferred tax asset:
  Federal ........................................      $  1,450,843      $  1,137,567
  State ..........................................           255,974           200,932
                                                        ------------      ------------
    Total deferred income tax asset ..............         1,706,817         1,338,499

Deferred tax liability:
  Federal ........................................          (235,913)         (162,637)
  State ..........................................           (41,632)          (28,651)
                                                        ------------      ------------
    Total deferred income tax liability ..........          (277,545)         (191,288)
                                                        ------------      ------------

    Net deferred tax asset .......................      $  1,429,272      $  1,147,211
                                                        ============      ============

The tax effects of each type of income and expense item that gave rise to deferred taxes are:

                                                                      2000              1999
                                                                  ------------      ------------

Depreciation ...............................................      $   (277,545)     $   (191,009)
Allowance for loan losses ..................................         1,497,731           694,904
Unamortized expenses .......................................            35,857             5,793
Net unrealized losses on securities available-for-sale .....           105,938           595,212
Deferred compensation on stock options .....................            66,960            42,406
Other ......................................................               331               (95)
                                                                  ------------      ------------

Net deferred tax asset .....................................      $  1,429,272      $  1,147,211
                                                                  ============      ============

The components of income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                   2000             1999            1998
                               ------------      ----------      ----------

Current
  Federal ...............      $  1,641,466      $  701,814      $  230,502
  State .................           121,036          59,986          16,444

Deferred
  Federal ...............          (655,483)       (312,000)        (39,000)
  State .................          (115,850)        (55,000)        (11,000)
                               ------------      ----------      ----------

                               $    991,169      $  394,800      $  196,946
                               ============      ==========      ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                 AND SUBSIDIARY

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 15 - INCOME TAXES - CONTINUED

Tax effect of securities transactions for the years ended December 31, 2000, 1999 and 1998 were approximately $-0-, $444 and $9,529, respectively.

The principal reasons for the difference in the effective tax rate and the federal statutory rate are as follows for the years ended December 31, 2000, 1999 and 1998:

                                                   2000      1999      1998
                                                   ----      ----      ----

Statutory federal income tax rate ...........      34.0%     34.0%     34.0%

Effect on rate of:
   Tax exempt security income ...............      (1.3)     (2.4)     (0.8)
   Tax exempt loan income ...................      (0.5)     (0.8)     (1.6)
   State income tax, net of federal tax .....      (1.1)     (1.2)      0.0
   Other ....................................       0.1       1.8       0.4
                                                   ----      ----      ----

Effective income tax rate ...................      31.2%     31.4%     32.0%
                                                   ====      ====      ====

NOTE 16 - RETIREMENT PLAN

The Company adopted a 401(k) Plan ("the Plan") on August 1, 1995. The Plan covers substantially all employees, subject to eligibility requirements. Employees may defer up to fifteen percent of their compensation, not to exceed $7,000, with a fifty percent matching employer contribution of up to six percent of compensation. Total expense included in salary and benefits for years ended December 31, 2000, 1999 and 1998 was $50,032, $35,395 and $14,097, respectively.

The Company also adopted an Employee Stock Purchase Plan (the "Stock Plan") on June 20, 1995. The Stock Plan covers substantially all employees, subject to eligibility requirements. Under the Stock Plan, employees are given the opportunity to subscribe to purchase shares of the Company's common stock at a purchase price equivalent to 85% of the stated fair value of the common stock, as determined by the board of directors of the Company. The stated fair value of the common stock at December 31, 2000 and 1999 was $11.50 and $10.00 per share, respectively. Employee contributions to the Stock Plan are made through payroll deduction. The maximum number of shares available-for-sale under the Stock Plan is 38,000. Activity for the Plan has been suspended as of December 31, 2000, pending Board directed modifications. However, all shares of common stock to be issued under this plan in connection with the January and July 2000 offering periods will be issued to such contributing employees pursuant to this plan on the respective issuance dates.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Bank offers a variety of financial products to its customers to aid them in meeting their requirements for liquidity, credit enhancement, and interest rate protection. Generally accepted accounting principles recognize these transactions as contingent liabilities and, accordingly, they are not reflected in the accompanying financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                 AND SUBSIDIARY

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 17 - COMMITMENTS AND CONTINGENCIES - CONTINUED

A summary of the Bank's commitments and contingent liabilities at December 31, 2000 and 1999, is as follows:

                                                       Contract or
                                                     Notional Amount
                                              ------------------------------
                                                  2000              1999
                                              ------------      ------------

Commitments to extend credit ...........      $ 68,295,000      $ 70,526,000
Credit card arrangements ...............         2,575,000         1,230,000
Standby letters of credit ..............         5,141,000         3,667,000

Commitments to extend credit, credit card arrangements, commercial letters of credit, and standby letters of credit all include exposure to some credit loss in the event of nonperformance of the customer. The Bank's credit policies and procedures for credit commitments and financial guarantees are the same as those for extension of credit that are recorded on the statements of financial condition. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Bank.

Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of the Bank's allowance for loan losses. Management does not anticipate any material losses as a result of these commitments.

NOTE 18 - CONCENTRATIONS OF CREDIT

All of the Bank's loans, commitments, and commercial and standby letters of credit have been granted to customers in the Bank's market area. The concentrations of credit by type of loan are set forth in Note 5.

The Bank maintains its cash accounts at various commercial banks in Alabama, Georgia and Tennessee. The total cash balances in commercial banks are insured by the FDIC up to $100,000. Total uninsured balances held at commercial banks at December 31, 2000 and 1999 amounted to $128,118 and $-0-, respectively.

NOTE 19 - RESTRICTIONS ON DIVIDENDS

The Bank is subject to the dividend restrictions set forth by the State Banking Department. Under such restrictions, the Bank may not, without the prior approval of the State Banking Department, declare dividends in excess of the sum of the current year's earnings plus the retained earnings from the prior two years. For the year ending December 31, 2001, the Bank can declare dividends, without prior regulatory approval, of approximately $3,073,520 plus an additional amount equal to its net profits for 2001.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                 AND SUBSIDIARY

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 20 - LEASES

The Bank has various operating lease agreements involving land, buildings and equipment. These leases are noncancellable and expire on various dates. The leases provide for renewal options and generally require the Bank to pay maintenance, insurance and property taxes. For the years ended December 31, 2000, 1999 and 1998, rental expense for such lease agreements was $358,938, $229,115 and $67,556, respectively.

Future minimum lease payments under these operating lease agreements at December 31, 2000 are as follows:

      Years Ending December 31,
      -------------------------
                2001.....................................     $   345,137
                2002.....................................         348,354
                2003.....................................         363,366
                2004.....................................         367,472
                2005.....................................         347,042
                Thereafter...............................       1,745,894
                                                              -----------

                  Total minimum lease payments...........     $ 3,517,265
                                                              ===========

NOTE 21 - RELATED PARTY TRANSACTIONS

Loans: Certain directors, executive officers and principal shareholders including their immediate families and associates were loan customers of the Bank during 2000 and 1999. Such loans are made in the ordinary course of business at normal credit terms, including interest rates and collateral and do not represent more than a normal risk of collection. Total loans to these persons at December 31, 2000 and 1999, amounted to $13,767,900 and $13,437,981, respectively. Activity during 2000 and 1999 in loans to related parties is as follows:

                                                  2000              1999
                                              ------------      ------------

Balance at beginning of year ...........      $ 13,437,981      $  9,723,604
  New loans ............................         6,934,060         5,240,897
  Repayments ...........................        (6,604,141)       (1,526,520)
                                              ------------      ------------

Balance at end of year .................      $ 13,767,900      $ 13,437,981
                                              ============      ============

Deposits: Deposits held from related parties were $5,079,275 and $3,287,953 at December 31, 2000 and 1999, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                 AND SUBSIDIARY

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 22 - LITIGATION

While the Company and its subsidiary are party to various legal proceedings arising from the ordinary course of business, management believes after consultation with legal counsel that there are no proceedings threatened or pending against the Company that will, individually or in the aggregate, have a material adverse effect on the business or financial condition of the Company.


NOTE 23 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Short-Term Investments: For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities: For securities available-for-sale and securities held-to-maturity, fair values are based on quoted market prices or dealer quotes. For other securities, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans: For certain homogeneous categories of loans, such as some residential mortgage, credit card receivables, and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Accrued Interest Receivable: The carrying amount of accrued interest receivable approximates its fair value.

Deposits: The fair value of demand deposits, savings accounts, and certain money market deposits in the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposit of similar remaining maturities.

Accrued Interest Payable: The carrying amount of accrued interest payable approximates its fair value.

Short-Term Borrowings: The carrying amounts of short-term borrowings approximate their fair values.

FHLB Advances: Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                 AND SUBSIDIARY

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 23 - FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

Commitments to Extend Credit, Standby Letters of Credit, and Financial Guarantees Written: The fair value of commitments, letters of credit, and financial guarantees is estimated to be approximately the same as the notional amount of the related commitment.

The estimated fair values of the Company's financial instruments as of December 31, 2000 and 1999 are as follows:

                                                       2000                        1999
                                              ----------------------      ----------------------
                                              CARRYING        FAIR        Carrying        Fair
                                               AMOUNT        VALUE         Amount        Value
                                              --------      --------      --------      --------
                                                  (IN THOUSANDS)              (in thousands)

FINANCIAL ASSETS
   Cash and short-term investments .....      $ 15,640      $ 15,640      $ 29,075      $ 29,075
   Securities ..........................        26,846        26,846        19,969        19,969
   Loans ...............................       422,135       420,526       244,620       238,148
   Accrued interest receivable .........         4,396         4,396         2,082         2,082
                                              --------      --------      --------      --------

     TOTAL FINANCIAL ASSETS ............      $469,017      $467,408      $295,746      $289,274
                                              ========      ========      ========      ========

FINANCIAL LIABILITIES
   Deposits ............................      $421,244      $424,173      $249,032      $248,453
   Short-term borrowings ...............            --            --            25            25
   FHLB Advances .......................        12,000        11,600        25,000        24,877
   Accrued interest payable ............         4,152         4,152         1,473         1,473
                                              --------      --------      --------      --------

     TOTAL FINANCIAL LIABILITIES .......      $437,396      $439,925      $275,530      $274,828
                                              ========      ========      ========      ========

UNRECOGNIZED FINANCIAL INSTRUMENTS
   Commitments to extend credit ........      $ 70,870      $ 70,870      $ 71,756      $ 71,756
   Standby letters of credit ...........         5,141         5,141         3,667         3,667
                                              --------      --------      --------      --------

     TOTAL UNRECOGNIZED FINANCIAL
       INSTRUMENTS .....................      $ 76,011      $ 76,011      $ 75,423      $ 75,423
                                              ========      ========      ========      ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                 AND SUBSIDIARY

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 24 - CONDENSED PARENT COMPANY INFORMATION

STATEMENT OF FINANCIAL CONDITION

                                                                  December 31,
                                                                      2000
                                                                  ------------

ASSETS
   Cash and due from banks .................................      $      3,089
   Investment in and amounts due from subsidiary (equity
     method) -eliminated upon consolidation ................        33,463,043
   Other assets ............................................            33,170
                                                                  ------------

       TOTAL ASSETS ........................................      $ 33,499,302
                                                                  ============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
       TOTAL LIABILITIES ...................................      $         --
                                                                  ------------

SHAREHOLDERS' EQUITY .......................................        33,499,302
                                                                  ------------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..........      $ 33,499,302
                                                                  ============

              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                 AND SUBSIDIARY

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 24 - CONDENSED PARENT COMPANY INFORMATION - CONTINUED

STATEMENT OF INCOME

                                                                        Year Ended
                                                                       December 31,
                                                                           2000
                                                                       ------------
INCOME
   From subsidiary - eliminated upon consolidation:
     Dividends ..................................................      $     25,000
                                                                       ------------
       TOTAL INCOME .............................................            25,000
                                                                       ------------

EXPENSES
   Salaries and benefits ........................................            61,386
   Other expenses ...............................................            21,911
                                                                       ------------
       TOTAL EXPENSES ...........................................            83,297
                                                                       ------------

Loss before income taxes and equity
   in undistributed earnings of subsidiary ......................           (58,297)
Income tax benefit ..............................................            33,170
                                                                       ------------

Loss before equity in undistributed earnings of subsidiary ......           (25,127)

Equity in undistributed earnings of subsidiary ..................         2,212,658
                                                                       ------------

NET INCOME ......................................................      $  2,187,531
                                                                       ============

              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                 AND SUBSIDIARY

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 24 - CONDENSED PARENT COMPANY INFORMATION - CONTINUED

STATEMENT OF CASH FLOWS

                                                                        Year Ended
                                                                       December 31,
                                                                           2000
                                                                       ------------
OPERATING ACTIVITIES
   Net income ...................................................      $  2,187,531
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Equity in undistributed income of subsidiary ...............        (2,212,658)
     Deferred tax benefit .......................................           (32,334)
     Other, net .................................................              (836)
                                                                       ------------
       NET CASH USED IN OPERATING ACTIVITIES ....................           (58,297)

FINANCING ACTIVITIES
   Issuance of compensatory options .............................            61,386
                                                                       ------------
       NET CASH USED IN FINANCING ACTIVITIES ....................            61,386

NET INCREASE IN CASH AND CASH EQUIVALENTS .......................             3,089

Cash and Cash Equivalents at Beginning of Year ..................                --
                                                                       ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR ........................      $      3,089
                                                                       ============

              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                 AND SUBSIDIARY

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 25 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Selected quarterly results of operations for the four quarters ended December 31 are as follows:


                                         First       Second      Third        Fourth
                                        Quarter     Quarter     Quarter      Quarter        Total
                                        -------     -------     -------      --------      --------
                                                              (In Thousands)

2000:
TOTAL INTEREST INCOME .............      $6,778      $8,431      $9,881      $ 10,570      $ 35,660
TOTAL INTEREST EXPENSE ............       3,848       5,065       6,351         6,754        22,018
PROVISION FOR LOAN LOSSES .........         670         966         763           990         3,389
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES ......       2,260       2,400       2,767         2,826        10,253
OTHER NONINTEREST INCOME ..........         211         274         262           292         1,039
OTHER NONINTEREST EXPENSE .........       1,789       1,964       2,078         2,282         8,113
INCOME TAX EXPENSE ................         259         275         379            78           991
NET INCOME ........................         423         435         572           758         2,188

PER COMMON SHARE:
   BASIC EARNINGS .................        0.05        0.05        0.07          0.09          0.26
   DILUTED EARNINGS ...............        0.04        0.04        0.06          0.08          0.22

1999:
Total interest income .............      $3,310      $3,841      $4,514      $  5,583      $ 17,248
Total interest expense ............       1,891       2,201       2,583         3,199         9,874
Provision for loan losses .........         289         308         458           753         1,808
Net interest income after
   provision for loan losses ......       1,130       1,332       1,473         1,631         5,566
Other noninterest income ..........         152         133         177           180           642
Other noninterest expense .........         940       1,053       1,382         1,577         4,952
Income tax expense
   (benefit) ......................         137         170         123           (35)          395
Net Income ........................         205         242         145           269           861

Per Common Share:
   Basic earnings .................        0.03        0.03        0.02          0.04          0.12
   Diluted earnings ...............        0.03        0.03        0.02          0.03          0.11

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                 AND SUBSIDIARY

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 25 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) - CONTINUED

Selected quarterly results of operations for the quarters ended December 31 are as follows:

                                         First      Second       Third       Fourth
                                        Quarter     Quarter     Quarter      Quarter       Total
                                        -------     -------     -------      -------      -------
                                                            (In Thousands)

1998:
Total interest income .............      $1,683      $2,047      $2,574      $ 3,079      $ 9,383
Total interest expense ............         952       1,164       1,423        1,860        5,399
Provision for loan losses .........          60         214         253          301          828
Net interest income after
   provision for loan losses ......         671         669         898          918        3,156
Other noninterest income ..........          80          86         102          129          397
Other noninterest expense .........         544         663         790          940        2,937
Income tax expense
   (benefit) ......................          67          34         104           (8)         197
Net Income ........................         140          58         106          115          419

Per Common Share:
   Basic earnings .................        0.02        0.01        0.02         0.02         0.07
   Diluted earnings ...............        0.02        0.01        0.02         0.02         0.07

              [The remainder of this page intentionally left blank]

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9, 10, 11, AND 12. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth under the captions "Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act," "Executive Compensation," "Security Ownership of Certain Beneficial Owners and Management," "Certain Relationships and Related Transactions" included in the Company's definitive proxy statement to be filed no later than April 30, 2001, in connection with the Company's 2001 Annual Meeting of Stockholders is incorporated herein by reference.

              [The remainder of this page intentionally left blank]

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION
                  S-B)

EXHIBIT NO.                                 EXHIBIT                                    PAGE
- -----------                                 -------                                    ----

(2)-1 Plan of Reorganization and Agreement of Merger, dated as of March 14, 2000, by and among Heritage Financial Holding
                  Corporation, Heritage Interim Corporation and Heritage Bank, filed as Exhibit 2 to the Company's current report on Form 8-K on November 9, 2000, is hereby incorporated herein by reference.

(3)-1             Certificate of Incorporation of Heritage Financial Holding
                  Corporation, filed as Exhibit 1 to the Company's Registration
                  Statement on Form 8-A, is hereby incorporated herein by reference.

(3)-2             Bylaws of Heritage Financial Holding Corporation, filed as
                  Exhibit 2 to the Company's Registration Statement on Form 8-A, is hereby incorporated herein by reference.

(4)-1             Indenture, dated as of February 22, 2001, between Heritage
                  Financial Holding Corporation and State Street Bank and Trust
                  Company.

(4)-2             Guarantee Agreement, dated as of February 22, 2001, between
                  Heritage Financial Holding Corporation and State Street Bank and Trust Company.

(4)-3 Placement Agreement, dated as of February 9, 2001, by and among First Tennessee Capital Markets, Keefe, Bruyette &
                  Woods, Inc., Heritage Financial Holding Corporation and
                  Heritage Financial Statutory Trust I.

(10)-1            Heritage Financial Holding Corporation Employee Stock Purchase
                  Plan, filed as Exhibit (4)-2 to the Company's Registration
                  Statement on Form S-8 (Registration No. 333-55942), is hereby incorporated herein by reference.

(10)-2            Heritage Financial Holding Corporation Incentive Stock
                  Compensation Plan, filed as Exhibit (4)-3 to the Company's
                  Registration Statement on Form S-8 (Registration No.
                  333-55942), is hereby incorporated herein by reference.

(10)-3 Employment Agreement dated as of May 13, 1999, by and between Heritage Bank and Reginald D. Gilbert.

(10)-4 Employment Agreement dated as of May 13, 1999, by and between Heritage Bank and John E. Whitley.

(10)-5 Employment Agreement dated as of May 13, 1999, by and between Heritage Bank and Vernon C. Bice.

(10)-6 Employment Agreement dated as of May 31, 1999, by and between Heritage Bank and Michael R. Washburn.

11                Statement re: computation of per share earnings..............         70

21                Subsidiaries of the Registrant ..............................         70

24                Powers of Attorney. See the signature page to this Annual
                  Report on Form 10-KSB........................................         71

                                   SIGNATURES

         In accordance with Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HERITAGE FINANCIAL HOLDING CORPORATION


                                      By /s/ Reginald D. Gilbert
                                        ---------------------------------------
                                         Reginald D. Gilbert
                                         President and
                                         Chief Executive Officer

March 13, 2001

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Reginald D. Gilbert and Timothy A. Smalley, and each of them, the true and lawful agents and his attorneys-in-fact with full power and authority in each said agents and attorneys-in-fact, acting singly, to sign for the undersigned as Director or an officer of the Company, or as both, the Company's 2000 Annual Report on Form 10-KSB to be filed with the Securities Exchange Commission, Washington, D.C. under the Securities Exchange Act of 1934, and to sign any amendment or amendments to such Annual Report, including an Annual Report pursuant to 11-K to be filed as an amendment to the Form 10-KSB; hereby ratifying and confirming all acts taken by such agents and attorneys-in-fact as herein authorized.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                Signature                                    Title                                 Date
- --------------------------------------    ------------------------------------------    ---------------------------


   /s/  Timothy A. Smalley                Chairman of the Board and Director            March 13, 2001
- --------------------------------------    Timothy A. Smalley


   /s/  Reginald D. Gilbert               Chief Executive Officer,
- --------------------------------------    President and Director                        March 13, 2001
                                          Reginald D. Gilbert
                                          (Principal Executive Officer)


   /s/  John Whitley                      Executive Vice President and Director         March 13, 2001
- --------------------------------------    John Whitley
                                          (Principal Accounting and
                                          Chief Financial Officer)


   /s/  Vernon Bice                       Director                                      March 13, 2001
- --------------------------------------    Vernon Bice


   /s/  Marc A. Eason                     Director                                      March 13, 2001
- --------------------------------------    Marc A. Eason


   /s/  Bingham D. Edwards                Director                                      March 13, 2001
- --------------------------------------    Bingham D. Edwards


   /s/  Lenny L. Hayes                    Director                                      March 13, 2001
- --------------------------------------    Lenny L. Hayes

                Signature                                    Title                                 Date
- --------------------------------------    ------------------------------------------    ---------------------------


   /s/  Neal A. Holland, Jr.              Director                                      March 13, 2001
- --------------------------------------    Neal A. Holland, Jr.


   /s/  Harold B. Jeffreys                Director                                      March 13, 2001
- --------------------------------------    Harold B. Jeffreys


   /s/  Larry Landman                     Director                                      March 13, 2001
- --------------------------------------    Larry Landman


   /s/  Vernon A. Lane                    Director                                      March 13, 2001
- --------------------------------------    Vernon A. Lane


   /s/  John T. Moss                      Director                                      March 13, 2001
- --------------------------------------    John T. Moss


   /s/  T. Gerald New, M.D.               Director                                      March 13, 2001
- --------------------------------------    T. Gerald New, M.D.


   /s/  Gregory Parker                    Director                                      March 13, 2001
- --------------------------------------    Gregory Parker


   /s/  Betty B. Sims                     Director                                      March 13, 2001
- --------------------------------------    Betty B. Sims


   /s/  Michael R. Washburn               Director                                      March 13, 2001
- --------------------------------------    Michael R. Washburn


   /s/  Jeron Witt                        Director                                      March 13, 2001
- --------------------------------------    Jeron Witt