Form 10-Q
period 2001-03-31
HERITAGE FINANCIAL HOLDING
filed 2001-05-17
CIK 1126679

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____



                     HERITAGE FINANCIAL HOLDING CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



             Delaware                                    63 - 1259533
-------------------------------------         ----------------------------------
     (State of Incorporation)                  (IRS Employer Identification No.)




                                211 Lee St., N.E.
                             Decatur, Alabama 35601
                     (Address of principal executive office)



                                 (256) 355-9500
                (Issuer's telephone number, including area code)




      (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value    Outstanding at April 30, 2001: 8,477,022 Shares

                                    FORM 10-Q

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                 AND SUBSIDIARY

                                 MARCH 31, 2001


                                TABLE OF CONTENTS

                                                                                        PAGE NO.
                                                                                        --------
PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements (Unaudited)

           Consolidated Statements of Financial Condition as of
           March 31, 2001 and December 31, 2000.........................................     3

           Consolidated Statements of Income For The Three Months
           Ended March 31, 2001 and 2000................................................     4

           Consolidated Statement of Shareholder's Equity For The Three
           Months Ended March 31, 2001..................................................     5

           Consolidated Statements of Cash Flows For The Three Months
           Ended March 31, 2001 and 2000................................................     6

           Consolidated Statements of Comprehensive Income For The Three Months
           Ended March 31, 2001 and 2000................................................     7

           Notes to Consolidated Financial Statements...................................     8

  Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations................................    10

  Item 3 - Quantitative and Qualitative Disclosures about Market Risk...................    14

PART II - OTHER INFORMATION

  Item 6 - Exhibits and Reports on Form 8-K.............................................    15

SIGNATURES

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                     HERITAGE FINANCIAL HOLDING CORPORATION
                                 AND SUBSIDIARY


                                                                                        March 31,
                                                                                          2001               December 31,
                                                                                       (Unaudited)               2000
                                                                                      -------------         -------------
ASSETS

   Cash and due from banks ...................................................        $   6,324,119         $   6,143,475
   Interest-bearing deposits with other banks ................................              548,086               816,541
   Federal funds .............................................................           21,961,000             8,680,000
   Securities available-for-sale .............................................           25,718,604            26,846,421
   Loans, net of unearned income .............................................          464,888,516           422,135,461
   Allowance for loan losses .................................................           (5,579,421)           (5,064,889)
   Premises and equipment, net ...............................................            6,205,115             5,566,060
   Accrued interest ..........................................................            4,831,423             4,396,467
   Other real estate owned ...................................................              392,875               212,875
   Other assets ..............................................................            1,936,110             1,725,114
                                                                                      -------------         -------------

       TOTAL ASSETS ..........................................................        $ 527,226,427         $ 471,457,525
                                                                                      =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

   Deposits:
     Noninterest-bearing .....................................................        $  14,144,969         $  11,653,705
     Interest-bearing ........................................................          444,258,007           409,590,533
                                                                                      -------------         -------------
       TOTAL DEPOSITS ........................................................          458,402,976           421,244,238

   Accrued interest ..........................................................            4,104,997             4,152,248
   FHLB advances .............................................................           20,000,000            12,000,000
   Guaranteed preferred beneficial interest in the Company's
     subordinated debentures .................................................           10,000,000                    --
   Other liabilities .........................................................              629,102               561,737
                                                                                      -------------         -------------
       TOTAL LIABILITIES .....................................................          493,137,075           437,958,223

SHAREHOLDERS' EQUITY

   Common stock ($0.01 par value; 40,000,000 shares authorized,
     8,477,022 issued and outstanding at March 31, 2001;
     40,000,000 shares authorized, 8,475,822 shares issued and
     outstanding at December 31, 2000) .......................................               84,770                84,758
   Capital surplus ...........................................................           30,222,762            30,203,113
   Retained earnings .........................................................            3,788,820             3,370,338
   Accumulated comprehensive income (loss): net unrealized holding gains
     (losses) on securities available-for-sale, net of deferred income tax ...               (7,000)             (158,907)
                                                                                      -------------         -------------
       TOTAL SHAREHOLDERS' EQUITY ............................................           34,089,352            33,499,302
                                                                                      -------------         -------------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ............................        $ 527,226,427         $ 471,457,525
                                                                                      =============         =============


                 See notes to consolidated financial statements

                        CONSOLIDATED STATEMENTS OF INCOME
                     HERITAGE FINANCIAL HOLDING CORPORATION
                                 AND SUBSIDIARY
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


                                                                                           Heritage
                                                                       Consolidated        Bank Only
                                                                            2001              2000
                                                                       -------------       ----------
INTEREST INCOME
   Interest and fees on loans ..................................        $10,277,131        $6,160,164
   Interest and dividends on securities:
     Taxable securities ........................................            403,629           368,224
     Nontaxable securities .....................................             30,904            30,904
   Interest on deposits with other banks .......................             10,500            98,000
   Interest on federal funds sold and securities purchased
     under agreements to resale ................................            231,007           120,421
                                                                        -----------        ----------
       TOTAL INTEREST INCOME ...................................         10,953,171         6,777,713
                                                                        -----------        ----------

INTEREST EXPENSE
   Interest on deposits ........................................          6,747,905         3,475,943
   Interest on FHLB borrowings .................................            227,988           372,156
   Interest on guaranteed preferred beneficial interest in
     the Company's subordinated debentures .....................            108,083                --
                                                                        -----------        ----------
       TOTAL INTEREST EXPENSE ..................................          7,083,976         3,848,099
                                                                        -----------        ----------

NET INTEREST INCOME ............................................          3,869,195         2,929,614
   Provision For Loan Losses ...................................          1,045,807           669,720
                                                                        -----------        ----------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES ...................................          2,823,388         2,259,894

NONINTEREST INCOME
   Service charges on deposits .................................            209,900           163,270
   Other operating income ......................................            126,761            47,893
                                                                        -----------        ----------
       TOTAL NONINTEREST INCOME ................................            336,661           211,163
                                                                        -----------        ----------

NONINTEREST EXPENSES
   Salaries and employee benefits ..............................          1,345,299         1,061,491
   Occupancy and equipment expense .............................            266,266           143,455
   Other operating expenses ....................................            857,451           584,070
                                                                        -----------        ----------
       TOTAL NONINTEREST EXPENSES ..............................          2,469,016         1,789,016
                                                                        -----------        ----------

Income before income taxes .....................................            691,033           682,041
Provision for income taxes .....................................            272,551           258,983
                                                                        -----------        ----------

NET INCOME .....................................................        $   418,482        $  423,058
                                                                        ===========        ==========

EARNINGS PER COMMON SHARE
   Basic .......................................................        $      0.05        $     0.05
   Diluted .....................................................               0.04              0.04

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic .......................................................          8,476,046         7,871,443
   Diluted .....................................................         10,429,100         9,687,558


                 See notes to consolidated financial statements

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     HERITAGE FINANCIAL HOLDING CORPORATION
                                 AND SUBSIDIARY
                        THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)



                                                                                     Accumulated
                                         Common         Capital         Retained    Comprehensive
                                          Stock         Surplus         Earnings     Income (Loss)         Total
                                         -------      -----------      ----------   --------------     -----------

Balance at December 31, 2000 ......      $84,758      $30,203,113      $3,370,338      $(158,907)      $33,499,302

Net income - March 31, 2001 .......           --               --         418,482             --           418,482

Unrealized gains on securities
   available-for-sale, net of
   reclassification adjustment,
   net of tax of ($101,938) .......           --               --              --        151,907           151,907
                                                                                                       -----------

Comprehensive income ..............           --               --              --             --           570,389
                                                                                                       -----------

Issuance of shares under
   Employee Stock Purchase Plan ...           12           19,649              --             --            19,661
                                         -------      -----------      ----------      ---------       -----------

BALANCE AT MARCH 31, 2001 .........      $84,770      $30,222,762      $3,788,820      $  (7,000)      $34,089,352
                                         =======      ===========      ==========      =========       ===========


                 See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     HERITAGE FINANCIAL HOLDING CORPORATION
                                 AND SUBSIDIARY
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


                                                                                             Heritage
                                                                       Consolidated          Bank Only
                                                                           2001                 2000
                                                                       ------------         ------------
OPERATING ACTIVITIES
   Net Income .................................................        $    418,482         $    423,058
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for loan losses ................................           1,045,807              669,720
     Depreciation, amortization, and accretion, net ...........              89,904               64,838
     Increase in accrued interest receivable ..................            (434,956)            (753,637)
     Increase (decrease) in accrued interest payable ..........             (47,251)             579,564
     Other, net ...............................................            (245,569)              85,417
                                                                       ------------         ------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES ..............             826,417            1,068,960
                                                                       ------------         ------------

INVESTING ACTIVITIES
   Net (increase) decrease in securities available-for-sale ...           1,381,662           (1,913,554)
   Net increase in loans to customers .........................         (43,464,330)         (42,739,632)
   Capital expenditures, net ..................................            (728,959)            (203,693)
                                                                       ------------         ------------
     NET CASH USED IN INVESTING ACTIVITIES ....................         (42,811,627)         (44,856,879)
                                                                       ------------         ------------

FINANCING ACTIVITIES
   Net increase in demand deposits, NOW
     accounts and savings accounts ............................             741,729            1,368,014
   Net increase in certificates of deposit ....................          36,417,009           40,259,378
   Issuance of stock ..........................................              19,661            6,011,050
   Net proceeds from FHLB loans ...............................           8,000,000                   --
   Issuance of guaranteed preferred beneficial interest
     in the Company's subordinated debentures .................          10,000,000                   --
   Repayments of short-term borrowings ........................                  --              (24,719)
                                                                       ------------         ------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES ................          55,178,399           47,613,723
                                                                       ------------         ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS .....................          13,193,189            3,825,804

Cash and Cash Equivalents At Beginning of Period ..............          15,640,016           29,075,322
                                                                       ------------         ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................        $ 28,833,205         $ 32,901,126
                                                                       ============         ============


                 See notes to consolidated financial statements

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     HERITAGE FINANCIAL HOLDING CORPORATION
                                 AND SUBSIDIARY
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


                                                                                                      Heritage
                                                                               Consolidated          Bank Only
                                                                                  2001                  2000
                                                                               ------------          ---------
NET INCOME ............................................................          $ 418,482           $ 423,058

Other comprehensive income, net of tax:
   Unrealized gains on securities:
     Unrealized holding gains (losses) arising during the period ......            253,845             133,722
     Reclassification adjustments for gains included in net income ....                 --                  --
                                                                                 ---------           ---------
     Net unrealized gains .............................................            253,845             133,722
   Income tax related to items of other comprehensive income (loss) ...           (101,938)            (53,489)
                                                                                 ---------           ---------
Other comprehensive income (loss) .....................................            151,907              80,233
                                                                                 ---------           ---------

COMPREHENSIVE INCOME ..................................................          $ 570,389           $ 503,291
                                                                                 =========           =========


                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     HERITAGE FINANCIAL HOLDING CORPORATION
                                 AND SUBSIDIARY
                                 MARCH 31, 2001
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The financial statements include the accounts of Heritage Financial Holding Corporation (the "Company") and its subsidiary Heritage Bank (the "Bank"). The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

For further information, refer to the consolidated financial statements and footnotes thereto for Heritage Financial Holding Corporation and subsidiary for the year ended December 31, 2000, included in Form 10-KSB filed in March 2001.


NOTE B - INCOME TAXES

The effective tax rates of approximately 39.0 percent and 38.0 percent for the three months ended March 31, 2001 and 2000, respectively, differ from the statutory rate principally because of the effect of state income taxes.


NOTE C - SECURITIES

The Bank applies the accounting and reporting requirements of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). This pronouncement requires that all investments in debt securities be classified as either "held-to-maturity" securities, which are reported at amortized cost; "trading" securities, which are reported at fair value, with unrealized gains and losses included in earnings; or "available-for-sale" securities, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity (net of deferred tax effect).

At March 31, 2001, the Bank had net unrealized losses of approximately $11,000 in available-for-sale securities which are reflected in the presented assets and resulted in a decrease in shareholders' equity of $7,000, net of deferred tax liability. There were no trading securities. The net increase in shareholders' equity as a result of the SFAS 115 adjustment from December 31, 2000 to March 31, 2001, was $151,907. See also Note D - Shareholders' Equity.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     HERITAGE FINANCIAL HOLDING CORPORATION
                                 AND SUBSIDIARY
                                 MARCH 31, 2001
                                   (UNAUDITED)




NOTE D - SHAREHOLDER'S EQUITY

Equity was increased by $418,482 from net income, $151,907 for the increase in net unrealized gains on securities and $19,661 from the issuance of stock.


NOTE E - SEGMENT INFORMATION

All of the Company's offices offer similar products and services, are located in the same geographic region, and serve the same customer segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic financial statements and related footnotes provide details related to segment reporting.


NOTE F - GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE COMPANY'S
         SUBORDINATED DEBENTURES

On February 22, 2001, Heritage Financial Statutory Trust I ("Heritage Trust"), a Connecticut statutory trust established by the Company, received $10,000,000 in proceeds in exchange for $10,000,000 principal amount of Heritage Trust's 10.20% cumulative trust preferred securities (the "preferred securities") in a pooled trust preferred private placement. The proceeds of that transaction were then used by Heritage Trust to purchase an equal amount of 10.20% subordinated debentures (the "subordinated debentures") of the Company. The Company has fully and unconditionally guaranteed all obligations of Heritage Trust on a subordinated basis with respect to the preferred securities. The Company accounts for Heritage Trust as a minority interest. Subject to certain limitations, the preferred securities qualify as Tier 1 capital and are presented in the Consolidated Statements of Financial Condition as "Guaranteed preferred beneficial interests in the Company's subordinated debentures." The sole asset of Heritage Trust is the subordinated debentures issued by the Company. Both the preferred securities of Heritage Trust and the subordinated debentures of the Company each have 30-year lives. However, both the Company and Heritage Trust have a call option of ten years, subject to regulatory approval, or earlier, depending upon certain changes in tax or investment company laws, or regulatory capital requirements.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                 AND SUBSIDIARY

                                 MARCH 31, 2001


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to assist an understanding of the Company and its subsidiary's financial condition and results of operations. Unless the context otherwise indicates, "the Company" shall include the Company and its subsidiary. This analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Item 1 of the March 31, 2001, Form 10-Q.

FORWARD-LOOKING INFORMATION

Certain statements in this section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "expect," "anticipate," "intend," and "project" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions in the markets served by the Company, increasing competition and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

FINANCIAL CONDITION

March 31, 2001, compared to December 31, 2000

LOANS

Loans comprised the largest single category of the Company's earning assets on March 31, 2001. Loans, net of unearned income and reserve for loan losses, were 88.2% of total assets at March 31, 2001, and 89.5% of total assets at December 31, 2000. Total net loans were $459,309,095 at March 31, 2001, representing a 10.1% increase from the December 31, 2000, total of $417,070,572. This increase is the result of increased loan demand.

INVESTMENT SECURITIES AND OTHER EARNING ASSETS

The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Federal funds sold are a tool in managing the daily cash position of the Company. Investment securities and federal funds sold increased $12,153,183 from December 31, 2000 to March 31, 2001. This increase was due primarily to an increase in the Company's beneficial interest in subordinated debentures in the form of Trust Preferred Securities. Investment securities and federal funds sold at March 31, 2001, were $47,679,604 compared with $35,526,421 at December 31, 2000, reflecting a 34.2% increase.

ASSET QUALITY

Between December 31, 2000 and March 31, 2001, the Company experienced an increase in nonperforming assets, (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities and other real estate). Total nonperforming assets increased from $6,188 million to

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                 AND SUBSIDIARY

                                 MARCH 31, 2001


$8,676 million. The ratio of nonperforming assets to total assets increased from 1.3% to 1.6% and the ratio of nonperforming loans to total loans increased from 1.4% to 1.8%. The ratio of loan loss allowance to total nonperforming assets decreased from 81.9% to 64.3%. All three ratios are comparable to industry averages, and management is aware of no factors that would suggest that they are prone to erosion in future periods.

DEPOSITS

Total deposits of $458,402,976 at March 31, 2001, increased $37,158,738 (8.8%)
over total deposits of $421,244,238 at year-end 2000. Deposits are the Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits increased $2,491,264 or 21.4% from year-end 2000 to March 31, 2001, and interest-bearing deposits increased $34,667,474 (8.5%) from year-end 2000.

SHAREHOLDERS' EQUITY

Shareholders' equity increased $590,050 from December 31, 2000 to March 31, 2001, due to net income of $418,482, the issuance of shares under the Employee Stock Purchase Plan totaling $19,661 and the decrease of unrealized loss on securities available for sale totaling $151,907, net of deferred taxes.

LIQUIDITY MANAGEMENT

Liquidity is defined as the ability of a company to convert assets into cash or cash equivalents without significant loss. Liquidity management involves maintaining the Company's ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the production and growth needs of the communities it serves.

The primary function of asset and liability management is not only to assure adequate liquidity in order for the Company to meet the needs of its customer base, but to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Company can also meet the investment requirements of its shareholders. Daily monitoring of the sources and uses of funds is necessary to maintain an acceptable cash position that meets both requirements. In the banking environment, both assets and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and sales and maturities of investment securities. Loans that mature in one year or less equaled approximately $174,365 million or 37.5% of the total loan portfolio at March 31, 2001. Other sources of liquidity include short-term investments such as federal funds sold.

The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At March 31, 2001, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $15,000,000. During the first quarter of 2001, additional liquidity was provided by the issuance of subordinated debentures in the amount of $10,000,000. The Bank is also a member of the Federal Home Loan Bank of Atlanta. Membership provides the Bank with additional lines of credit for liquidity needs.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                 AND SUBSIDIARY

                                 MARCH 31, 2001


CAPITAL RESOURCES

A strong capital position is vital to the continued profitability of the Company and the Bank because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization.

On February 22, 2001, Heritage Financial Statutory Trust I ("Heritage Trust"), a Connecticut statutory trust established by the Company, received $10,000,000 in proceeds in exchange for $10,000,000 principal amount of Heritage Trust's 10.20% cumulative trust preferred securities (the "preferred securities") in a pooled trust preferred private placement. The proceeds of that transaction were then used by Heritage Trust to purchase an equal amount of 10.20% subordinated debentures (the "subordinated debentures") of the Company. The Company has fully and unconditionally guaranteed all obligations of Heritage Trust on a subordinated basis with respect to the preferred securities. The Company accounts for Heritage Trust as a minority interest. Subject to certain limitations, the preferred securities qualify as Tier 1 capital and are presented in the Consolidated Statements of Financial Condition as "Guaranteed preferred beneficial interests in the Company's subordinated debentures." The sole asset of Heritage Trust is the subordinated debentures issued by the Company. Both the preferred securities of Heritage Trust and the subordinated debentures of the Company each have 30-year lives. However, both the Company and Heritage Trust have a call option of ten years, subject to regulatory approval, or earlier, depending upon certain changes in tax or investment company laws, or regulatory capital requirements.

Regulatory authorities are placing increased emphasis on the maintenance of adequate capital. Capital strength is measured in two tiers that are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which consists of common equity less goodwill and the newly issued guaranteed preferred beneficial interest in the Company's subordinated debentures, subject to limitations, amounted to $44,097,000 at March 31, 2001. The Company's Tier II capital components include the allowance for loan losses and the portion of the guaranteed preferred beneficial interest in the Company's subordinated debentures which exceeded the allowable Tier I capital amount. Tier I capital plus the Tier II capital components is referred to as Total Risk-Based capital and was $49,676,000 at March 31, 2001.

The Company's and the Bank's current capital positions exceed the "well-capitalized" regulatory guidelines. Management has reviewed and will continue to monitor the Bank's asset mix and product pricing, and the loan loss allowance, which are the areas determined to be most affected by these new requirements.


RESULTS OF OPERATIONS

Three months ended March 31, 2001 and 2000

SUMMARY

Net earnings of the Company for the three months ended March 31, 2001 were $418,482 compared to $423,058 for the same period in 2000, representing a 1.08% decrease. This decrease was due to the costs associated with forming Heritage Trust and issuing the subordinated debentures and additional interest expense thereon. Additional interest income is anticipated on the proceeds of the debt to more than cover

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                 AND SUBSIDIARY

                                 MARCH 31, 2001


interest cost over time when suitable customers are loaned the money. Additionally, the provision for loan losses for the first quarter of 2001 was $376,087 greater than that of the first quarter of 2000.

NET INTEREST INCOME

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the three months ended March 31, 2001, increased $4,175,458 (61.6%) from the same period in 2000. This increase was largely a result of the increase in interest and fee income on loans. Interest expense for the three months ended March 31, 2001, increased $3,235,877 or 84.1% over the corresponding period of 2000 due to increases in interest-bearing deposits and borrowed funds. As a result of these factors, net interest income increased $939,581 or 32.1% in the three months ended March 31, 2001, compared to the same period of 2000.

PROVISION FOR LOAN LOSSES

The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon the Bank's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $1,045,807 for the three months ended March 31, 2001, compared to $669,720 for the same period of 2000. Charge-offs exceeded recoveries by $536,000 for the three months ended March 31, 2001. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was 1.20% at March 31, 2001 and 1.23% at year-end 2000.

NONINTEREST INCOME

Noninterest income for the three months ended March 31, 2001, was $336,661 compared to $211,163 for the same period of 2000. This 59.4% increase was primarily due to an increase in other operating income.

NONINTEREST EXPENSES

Noninterest expenses for the three months ended March 31, 2001 were $2,469,016 reflecting a 38.0% increase over the same period of 2000. The primary components of noninterest expenses are salaries and employee benefits, which increased to $1,345,299 for the three months ended March 31, 2001, 26.7% higher than in the same period of 2000. Occupancy costs increased $122,811 (85.6%) and other operating expenses increased $273,381 (46.8%) primarily because of increased costs related to branch openings and related additional costs.

INCOME TAXES

The Company attempts to maximize its net income through active tax planning. The provision for income taxes of $691,033 for the three months ended March 31, 2001, increased $8,992 compared to the same period of 2000. Taxes as a percent of earnings increased from 38.0% to 39.4%, due to timing differences for deductions for tax and book purposes. The effective tax rate of approximately 39.4% for the three months ended March 31, 2001, is more than the federal statutory rate principally because of state income taxes.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                 AND SUBSIDIARY

                                 MARCH 31, 2001



RECENTLY ISSUED ACCOUNTING STANDARDS

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk arising from adverse changes in the fair value of financial instruments due to a change in interest rates, exchange rates and equity prices. The Company's primary market risk is interest rate variations in the short-term time horizons also known as interest rate risk.

The primary objective of Asset/Liability Management at the Company is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate sensitive earning assets and rate sensitive liabilities. The relationship of rate sensitive earning assets to rate sensitive liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest-bearing liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of securities over the entire life of these instruments, but places particular emphasis on the first year and through three years. The Company's Asset/Liability Management policy requires risk assessment relative to interest pricing and related terms.

The Company has not experienced a high level of volatility in net yield on earning assets primarily because of the relatively large base of core deposits that do not reprice on a contractual basis. These deposit products include regular savings, interest-bearing transaction accounts and money market savings accounts. Balances for these accounts are reported based on historical repricing experience. However, the rates paid are typically not directly related to market interest rates, since management has some discretion in adjusting these rates as market rates change.

The Company uses additional tools to monitor and manage interest rate sensitivity. One of the primary tools is simulation analysis. Simulation analysis is the primary method of estimating earnings at risk and capital at risk under varying interest rate conditions. Simulation analysis is used to test the sensitivity of the Company's net interest income and stockholders' equity to both the level of interest rates and the slope of the yield curve. Simulation analysis accounts for the expected timing and magnitude of assets and liability cash flows, as well as the expected timing and magnitude of deposits that do not reprice on a contractual basis. In addition, simulation analysis includes adjustments for the lag between movements in market interest rates on loans and interest-bearing deposits. These adjustments are made to reflect more accurately possible future cash flows, repricing behavior and ultimately net interest income. The Company has just commenced this monitoring process and has only evaluated the effects on interest-sensitive securities so far this year. By June 30, 2001, simulation analysis should be in place to provide the impact of changing rates to the Company as a whole.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                 AND SUBSIDIARY

                                 MARCH 31, 2001


PART II - OTHER INFORMATION

   ITEM 6  - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         11 - Computation of Per Share Earnings

(b)      Reports on Form 8-K

         The Company filed a report on Form 8-K on January 10, 2001, under Item 5, detailing (1) the adoption and ratification of certain changes to the Heritage Bank Amended and Restated Employee Stock Purchase Plan (the "Plan"), (2) the adoption of a resolution suspending the Plan until such time as the Company adopts a resolution to the contrary, and
         (3) that the Federal Reserve approved the Company's election to withdraw the financial holding company ("FHC") status of the Company under the Gramm-Leach-Bliley Act.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                 AND SUBSIDIARY

                                 MARCH 31, 2001


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           HERITAGE FINANCIAL HOLDING CORPORATION

           By:  /s/  Reginald D. Gilbert                      May 16, 2001
                ---------------------------------------    --------------------
                Reginald D. Gilbert                        Date
                President and Chief Executive Officer
                Chief Financial Officer


           By:  /s/ John E. Whitley                           May 16, 2001
                -------------------------------------      --------------------
                John E. Whitley                            Date
                Vice President
                (Principal Financial and
                Accounting Officer)