Form 10-Q
period 2001-06-30
HERITAGE FINANCIAL HOLDING
filed 2001-08-14
CIK 1126679

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____


                       COMMISSION FILE NUMBER: 000-31825


                     HERITAGE FINANCIAL HOLDING CORPORATION
             (Exact name of registrant as specified in its charter)



             Delaware                                63-1259533
     ------------------------             ---------------------------------
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


Common Stock, $0.01 par value     Outstanding at July 31, 2001: 8,483,022 Shares

                                   FORM 10-Q

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                                 JUNE 30, 2001

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                          Page No.
                                                                        --------

Item 1 - Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition as of
         June 30, 2001 and December 31, 2000 ................................  3

         Consolidated Statements of Income For the Three Months
         Ended June 30, 2001 and 2000 .......................................  4

         Consolidated Statements of Comprehensive Income For the
         Three Months Ended June 30, 2001 and 2000 ..........................  5

         Consolidated Statements of Income For the Six Months Ended
         June 30, 2001 and 2000 .............................................  6

         Consolidated Statements of Comprehensive Income For the
         Six Months Ended June 30, 2001 and 2000 ............................  7

         Consolidated Statement of Stockholders' Equity For the
         Six Months Ended June 30, 2001 .....................................  8

         Consolidated Statements of Cash Flows For the
         Six Months Ended June 30, 2001 and 2000 ............................  9

         Notes to Consolidated Financial Statements ......................... 10

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations ...................... 12

Item 3 - Quantitative and Qualitative Disclosures About Market Risk ......... 17


PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders ................ 19

Item 6 - Exhibits and Reports on Form 8-K ................................... 20

SIGNATURES

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000

                                                                                       June 30,
                                                                                         2001            December 31,
                                                                                     (Unaudited)             2000
                                                                                     ------------        ------------
ASSETS

  Cash and due from banks ......................................................     $  9,038,559        $  6,143,475
  Interest-bearing deposits with other banks ...................................          343,341             816,541
  Federal funds ................................................................       48,789,000           8,680,000
  Securities available-for-sale ................................................       27,113,063          26,846,421
  Loans, net of unearned income ................................................      484,956,429         422,135,461
  Allowances for loan losses ...................................................       (5,840,596)         (5,064,889)
  Premises and equipment, net ..................................................        6,419,798           5,566,060
  Accrued interest .............................................................        4,424,274           4,396,467
  Other real estate owned ......................................................        2,166,252             212,875
  Other assets .................................................................        2,351,159           1,725,114
                                                                                     ------------        ------------

      TOTAL ASSETS .............................................................     $579,761,279        $471,457,525
                                                                                     ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

  Deposits:
    Noninterest-bearing ........................................................     $ 18,454,451        $ 11,653,705
    Interest-bearing ...........................................................      491,772,180         409,590,533
                                                                                     ------------        ------------
      TOTAL DEPOSITS ...........................................................      510,226,631         421,244,238

  Accrued interest .............................................................        4,335,647           4,152,248
  FHLB advances ................................................................       20,000,000          12,000,000
  Guaranteed preferred beneficial interest in Company's
    subordinated debentures ....................................................       10,000,000                  --
  Other liabilities ............................................................          677,518             561,737
                                                                                     ------------        ------------
      TOTAL LIABILITIES ........................................................      545,239,796         437,958,223

STOCKHOLDERS' EQUITY

  Common stock ($0.01 par value; 40,000,000 shares authorized,
    8,483,022 issued and outstanding at June 30, 2001;
    40,000,000 shares authorized, 8,475,822 shares issued and
    outstanding at December 31, 2000) ..........................................           84,830              84,758
  Paid-in capital ..............................................................       30,249,173          30,203,113
  Retained earnings ............................................................        4,219,131           3,370,338
  Accumulated other comprehensive income (loss): net unrealized holding gains (losses) on securities available-for-sale, net of deferred
    income tax .................................................................          (31,651)           (158,907)
                                                                                     ------------        ------------
      TOTAL STOCKHOLDERS' EQUITY ...............................................       34,521,483          33,499,302
                                                                                     ------------        ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............................     $579,761,279        $471,457,525
                                                                                     ============        ============

                 See notes to consolidated financial statements

                       CONSOLIDATED STATEMENTS OF INCOME

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (UNAUDITED)


                                                                                                            Heritage
                                                                                    Consolidated           Bank Only
                                                                                        2001                  2000
                                                                                    ------------           ----------
INTEREST INCOME
  Interest and fees on loans......................................................  $10,476,017            $ 7,471,346
  Interest and dividends on securities:
    Taxable securities............................................................      382,164                386,067
    Nontaxable securities.........................................................       30,938                 30,904
  Interest on deposits with other banks...........................................        9,500                129,000
  Interest on federal funds sold and securities purchased
    under agreements to resale....................................................      159,704                413,650
                                                                                    -----------            -----------
      TOTAL INTEREST INCOME.......................................................   11,058,323              8,430,967
                                                                                    -----------            -----------
INTEREST EXPENSE
  Interest on deposits............................................................    6,856,843              4,692,990
  Interest on FHLB borrowings.....................................................      248,700                372,000
  Interest on short-term borrowings...............................................          900                     --
  Interest on guaranteed preferred beneficial interest in
    the Company's subordinated debentures.........................................      262,905                     --
                                                                                    -----------            -----------
      TOTAL INTEREST EXPENSE......................................................    7,369,348              5,064,990
                                                                                    -----------            -----------

NET INTEREST INCOME...............................................................    3,688,975              3,365,977
  Provision For Loan Losses.......................................................      980,891                966,200
                                                                                    -----------            -----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES.......................................................    2,708,084              2,399,777

NONINTEREST INCOME
  Customer service fees...........................................................      204,003                195,961
  Security gains..................................................................       18,383                     --
  Other operating income..........................................................      147,827                 78,601
                                                                                    -----------            -----------
      TOTAL NONINTEREST INCOME....................................................      370,213                274,562
                                                                                    -----------            -----------
NONINTEREST EXPENSES
  Salaries and employee benefits..................................................    1,425,455              1,130,001
  Occupancy and equipment expense.................................................      301,710                231,112
  Other operating expenses........................................................      733,028                603,191
                                                                                    -----------            -----------
      TOTAL NONINTEREST EXPENSES..................................................    2,460,193              1,964,304
                                                                                    -----------            -----------
Income before income taxes........................................................      618,104                710,035
Provision for income taxes........................................................      187,793                274,951
                                                                                    -----------            -----------
NET INCOME........................................................................  $   430,311            $   435,084
                                                                                    -----------            -----------
EARNINGS PER COMMON SHARE
  Basic...........................................................................  $      0.05            $      0.05
  Diluted.........................................................................         0.04                   0.04

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic...........................................................................    8,481,901              8,442,133
  Diluted.........................................................................   10,549,628             10,325,554

                 See notes to consolidated financial statements

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (UNAUDITED)

                                                                                                     Heritage
                                                                              Consolidated           Bank Only
                                                                                  2001                 2000
                                                                              ------------           ---------
NET INCOME ...............................................................     $  430,311            $ 435,084

Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during the period ..........        (23,369)              63,466
    Reclassification adjustments for gains included in net income ........        (18,383)                  --
                                                                               ----------            ---------
    Net unrealized gains (losses) ........................................        (41,752)              63,466
  Income tax related to items of other comprehensive income (loss) .......         17,101              (25,386)
                                                                               ----------            ---------
Other comprehensive income (loss) ........................................        (24,651)              38,080
                                                                               ----------            ---------

COMPREHENSIVE INCOME .....................................................     $  405,660            $ 473,164
                                                                               ----------            ---------

                 See notes to consolidated financial statements

                       CONSOLIDATED STATEMENTS OF INCOME

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                    SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (UNAUDITED)

                                                                      Heritage
                                                    Consolidated      Bank Only
                                                        2001            2000
                                                    ------------      ---------
INTEREST INCOME
  Interest and fees on loans....................... $20,753,148      $13,631,510
  Interest and dividends on securities:
    Taxable securities.............................     785,793          754,291
    Nontaxable securities..........................      61,842           61,808
  Interest on deposits with other banks............      20,000          227,000
  Interest on federal funds sold and securities
    purchased under agreements to resale...........     390,711          534,071
                                                    -----------      -----------
      TOTAL INTEREST INCOME........................  22,011,494       15,208,680
                                                    -----------      -----------

INTEREST EXPENSE
  Interest on deposits.............................  13,604,748        8,168,933
  Interest on FHLB borrowings......................     475,700          744,000
  Interest on short-term borrowings................       1,888              156
  Interest on guaranteed preferred beneficial
    interest in the Company's subordinated
    debentures.....................................     370,988               --
                                                    -----------      -----------
      TOTAL INTEREST EXPENSE.......................  14,453,324        8,913,089
                                                    -----------      -----------

NET INTEREST INCOME................................   7,558,170        6,295,591
  Provision For Loan Losses........................   2,026,698        1,635,920
                                                    -----------      -----------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES........................   5,531,472        4,659,671

NONINTEREST INCOME
  Customer service fees............................     413,903          359,231
  Security gains...................................      18,383               --
  Other operating income...........................     274,588          126,494
                                                    -----------      -----------
      TOTAL NONINTEREST INCOME.....................     706,874          485,725
                                                    -----------      -----------
NONINTEREST EXPENSES
  Salaries and employee benefits...................   2,770,754        2,191,492
  Occupancy and equipment expense..................     567,976          374,567
  Other operating expenses.........................   1,590,479        1,187,261
                                                    -----------      -----------
      TOTAL NONINTEREST EXPENSES...................   4,929,209        3,753,320
                                                    -----------      -----------
Income before income taxes.........................   1,309,137        1,392,076
Provision for income taxes.........................     460,344          533,934
                                                    -----------      -----------
NET INCOME......................................... $   848,793      $   858,142
                                                    -----------      -----------

EARNINGS PER COMMON SHARE
  Basic............................................ $      0.10      $      0.11
  Diluted..........................................        0.08             0.09

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic............................................   8,478,974        8,156,788
  Diluted..........................................  10,489,509        9,951,498

                See notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                    SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (UNAUDITED)

                                                                             Heritage
                                                              Consolidated   Bank Only
                                                                  2001         2000
                                                              ------------   ---------
NET INCOME..................................................    $848,793     $858,142

Other comprehensive income, net of tax:
  Unrealized gains on securities:
     Unrealized holding gains (losses) arising during the
      period................................................     230,476      197,188
     Reclassification adjustments for gains included in net
      income................................................     (18,383)          --
                                                                --------     --------
     Net unrealized gains...................................     212,093      197,188
  Income tax related to items of other comprehensive
     income (loss)..........................................     (84,837)     (78,875)
                                                                --------     --------
Other comprehensive income (loss)...........................     127,256      118,313
                                                                --------     --------

COMPREHENSIVE INCOME........................................    $976,049     $976,455
                                                                ========     ========


                 See notes to consolidated financial statements

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                         SIX MONTHS ENDED JUNE 30, 2001
                                  (UNAUDITED)

                                                                                                        Accumulated
                                                                                                           Other
                                                                Common      Paid-In       Retained     Comprehensive
                                                                Stock       Capital       Earnings     Income (Loss)       Total
                                                                -------   -----------    ----------    -------------    -----------
Balance at December 31, 2000...............................     $84,758   $30,203,113    $3,370,338    $    (158,907)   $33,499,302

Net income - June 30, 2001.................................          --            --       848,793               --        848,793

Unrealized gains on securities available-for-sale, net of
 reclassification adjustment, net of tax of ($84,837)......          --            --            --          127,256        127,256
                                                                                                                        -----------

Comprehensive income.......................................          --            --            --               --        976,049
                                                                                                                        -----------

Stock option exercise......................................          60        16,950            --               --         17,010

Issuance of shares under Employee Stock Purchase Plan......          12        10,188            --               --         10,200

Compensatory options.......................................          --        18,922            --               --         18,922
                                                                -------   -----------    ----------    -------------    -----------
BALANCE AT JUNE 30, 2001...................................     $84,830   $30,249,173    $4,219,131    $     (31,651)   $34,521,483
                                                                =======   ===========    ==========    =============    ===========


                   See notes to consolidated financial statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                    SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (UNAUDITED)

                                                                                                     Heritage
                                                                        Consolidated                Bank Only
                                                                            2001                       2000
                                                                        ------------               ------------
OPERATING ACTIVITIES
  Net Income .......................................................    $    848,793               $    858,142
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses ....................................       2,026,698                  1,635,920
      Depreciation, amortization, and accretion, net ...............         209,574                    132,119
      Increase in accrued interest receivable ......................         (27,807)                (1,463,710)
      Increase in accrued interest payable .........................         183,399                  1,400,896
      Other, net ...................................................        (572,601)                  (120,884)
                                                                        ------------               ------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES ..................       2,668,056                  2,442,483
                                                                        ------------               ------------

INVESTING ACTIVITIES
  Net increase in securities available-for-sale ....................         (67,731)                (2,365,009)
  Net increase in loans to customers ...............................     (66,047,836)               (90,359,667)
  Capital expenditures, net ........................................      (1,050,130)                  (884,994)
                                                                        ------------               ------------
        NET CASH USED IN INVESTING ACTIVITIES ......................     (67,165,697)               (93,609,670)
                                                                        ------------               ------------


FINANCING ACTIVITIES
  Net increase in demand deposits, NOW
    accounts and savings accounts ..................................      17,348,550                    170,979
  Net increase in certificates of deposit ..........................      71,633,843                107,025,800
  Issuance of stock ................................................          46,132                  8,579,540
  Net proceeds from FHLB loans .....................................       8,000,000                         --
  Issuance of guaranteed preferred beneficial interest
    in the Company's subordinated debentures .......................      10,000,000                         --
  Repayments of short-term borrowings ..............................              --                    (12,337)
                                                                        ------------               ------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES ......................     107,028,525                115,763,982
                                                                        ------------               ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS ..........................      42,530,884                 24,596,795

Cash and Cash Equivalents At Beginning of Period....................      15,640,016                 29,075,322
                                                                        ------------               ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..........................    $ 58,170,900               $ 53,672,117
                                                                        ------------               ------------

                See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                                 JUNE 30, 2001
                                  (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The financial statements include the accounts of Heritage Financial Holding Corporation and its subsidiaries Heritage Bank (the "Bank") and Heritage Financial Statutory Trust I ("Heritage Trust"), collectively, the Company. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

For further information, refer to the consolidated financial statements and footnotes thereto for Heritage Financial Holding Corporation and subsidiary for the year ended December 31, 2000, included in Form 10-KSB filed in March 2001.


NOTE B - INCOME TAXES

The effective tax rates of approximately 35.2 percent and 38.4 percent for the six months ended June 30, 2001 and 2000, respectively, differ from the statutory rate principally because of the effect of state income taxes.


NOTE C - SECURITIES

The Company applies the accounting and reporting requirements of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). This pronouncement requires that all investments in debt securities be classified as either "held-to-maturity" securities, which are reported at amortized cost; "trading" securities, which are reported at fair value, with unrealized gains and losses included in earnings; or "available-for-sale" securities, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity (net of deferred tax effect).

At June 30, 2001, the Company had net unrealized losses of approximately $52,752 in available-for-sale securities which are reflected in the presented assets and resulted in a decrease in stockholders' equity of $31,651, net of deferred tax liability. There were no held-to-maturity or trading securities at June 30, 2001 or December 31, 2000. The net increase in stockholders' equity as a result of the SFAS 115 adjustment from December 31, 2000 to June 30, 2001, was $127,256. See also Note D - Stockholders' Equity.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                                 June 30, 2001
                                  (UNAUDITED)

NOTE D - STOCKHOLDERS' EQUITY

Equity was increased by $848,793 from net income, $127,256 for the decrease in net unrealized losses on securities, $27,210 from the issuance of stock, and $18,922 from the effects of compensatory stock options.

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

NOTE F - GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE COMPANY'S
         SUBORDINATED DEBENTURES

On February 22, 2001, Heritage Financial Statutory Trust I ("Heritage Trust"), a Connecticut statutory trust established by the Company, received $10,000,000 in proceeds in exchange for $10,000,000 principal amount of Heritage Trust's 10.20% cumulative trust preferred securities (the "preferred securities") in a pooled trust preferred private placement. The proceeds of that transaction were then used by Heritage Trust to purchase an equal amount of 10.20% subordinated debentures (the "subordinated debentures") of the Company. The Company has fully and unconditionally guaranteed all obligations of Heritage Trust on a subordinated basis with respect to the preferred securities. The Company accounts for the Heritage Trust preferred securities as a minority interest. Subject to certain limitations, the preferred securities qualify as Tier 1 capital and are presented in the Consolidated Statements of Financial Condition as "Guaranteed preferred beneficial interests in the Company's subordinated debentures." The sole asset of Heritage Trust is the subordinated debentures issued by the Company. Both the preferred securities of Heritage Trust and the subordinated debentures of the Company each have 30-year lives. However, both the Company and Heritage Trust have a call option of ten years, subject to regulatory approval, or earlier, depending upon certain changes in tax or investment company laws, or regulatory capital requirements.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                                 JUNE 30, 2001


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to assist an understanding of the Company and its subsidiaries' financial condition and result of operations. Unless the context otherwise indicates, "the Company" shall include the Company and its subsidiaries. This analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Item 1 of the June 30, 2001, Form 10-Q.

FORWARD-LOOKING INFORMATION

Certain statements contained in this Quarterly Report on Form 10-Q, which are not historical facts, are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. In addition, the Company, through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance and other developments. All forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "expect," "anticipates," "intend" and "project" and similar words or expression are intended to identify forward-looking statements. In addition to risks and uncertainties that may affect operations, performance, growth projections and the results of the Company's business, which include, but are not limited to, fluctuations in the economy, the relative strength and weakness in the commercial and consumer sector and in the real estate market, the actions taken by the Federal Reserve Board for the purpose of managing the economy, interest rate movements, the impact of competitive products, services and pricing, timely development by the Company of technology enhancements for its products and operating systems, legislation and similar matters, the Company's future operations, performance, growth projections and results will depend on its ability to respond to the challenges associated with a weakening economy -- particularly in the high-tech sector, which is prominent in the Company's primary market. Although management of the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Prospective investors are cautioned that any such forward-looking statements are not guaranties of future performance, involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events or circumstances that may affect the accuracy of any forward-looking statement.

BOARD OF DIRECTORS

In the second quarter of 2001, the Board of Directors began a process of evaluating its overall structure and oversight role. During the next several quarters, the Board of Directors plans to establish new committees, reevaluate the roles of current committees, and take other actions necessary to enhance its corporate oversight function and strengthen communication with senior management. The Board of Directors believes that these restructuring measures will provide more effective and efficient mechanisms to accomplish its overall role.

FINANCIAL CONDITION

JUNE 30, 2001 COMPARED TO DECEMBER 31, 2000

LOANS

Loans comprised the largest single category of the Company's earning assets on June 30, 2001. Loans, net of unearned income and allowance for loan losses, were 82.6% of total assets at June 30, 2001, and 88.5% of total assets at December 31, 2000. Total net loans were $479,115,833 at June 30, 2001, representing a 14.9% increase from the December 31, 2000, total of $417,070,572. This increase is the result of increased loan demand.

INVESTMENT SECURITIES AND OTHER EARNING ASSETS

The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Federal funds sold are a tool in managing the daily cash position of the Company. Investment securities and federal funds sold increased $40,375,642 from December 31, 2000 to June 30, 2001. This increase was due primarily to deposit growth exceeding loan demand and the issuance of $10,000,000 in subordinated debentures to Heritage Trust. Investment securities and federal funds sold at June 30, 2001, were $75,902,063 compared with $35,526,421 at December 31, 2000.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                                 JUNE 30, 2001


ASSET QUALITY

Between December 31, 2000 and June 30, 2001, the Company experienced an increase in nonperforming assets, (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities and other real estate). Total nonperforming assets increased from $6,188 million to $10,755 million. The ratio of nonperforming assets to total assets increased from 1.3% to 1.9% and the ratio of nonperforming loans to total loans increased from 1.4% to 1.8%. The ratio of loan loss allowance to total nonperforming assets decreased from 81.9% to 54.3%. While all three ratios are comparable to industry averages, the Company believes that due to a weakening economy both on a national and state-wide basis, these ratios could erode over the next several quarters. Moreover, the Company competes for loans, and has made certain loans to businesses, along the Birmingham-Huntsville-Decatur high-tech corridor. During the past year, the high tech industry segment has experienced a more significant downturn compared with other sectors of the economy. The Company has taken steps to further monitor such loans and is prepared to reevaluate its loan portfolio and allowance for loan losses upon a further weakening in the general economy.




DEPOSITS

Total deposits of $510,226,631 at June 30, 2001, increased $88,982,393 (21.1%)
over total deposits of $421,244,238 at year-end 2000 due primarily to continued growth in the Company's customer base. Deposits are the Company's primary source of funds with which to support its earnings assets. Noninterest-bearing deposits increased $6,800,746 or 58.4% from year-end 2000 to June 30, 2001, and interest-bearing deposits increased $82,181,647 (20.1%) from year-end 2000.

STOCKHOLDERS' EQUITY

Stockholders' equity increased $1,022,181 from December 31, 2000 to June 30, 2001, due to net income of $848,793, the issuance of shares under the Employee Stock Purchase Plan totaling $10,200, the decrease of unrealized losses on securities available for sale totaling $127,256, net of deferred taxes, the exercise of stock options of $17,010 and the recognition of compensatory options of $18,922.

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

The primary function of asset and liability management is not only to assure adequate liquidity in order for the Company to meet the needs of its customer base, but to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Company can also meet the investment requirements of its stockholders. Daily monitoring of the sources and uses of funds is necessary to maintain an acceptable cash position that meets both requirements. In the banking environment, both assets and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and sales and maturities of investment securities. Loans that mature in one year or less equaled approximately $162,802 million or 33.6% of the total loan portfolio at June 30, 2001. Other sources of liquidity include short-term investments such as federal funds sold which amounted to $48,789 million at June 30, 2001.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                                 JUNE 30, 2001

The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At June 30, 2001, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $15,000,000. During the first half of 2001, additional liquidity was provided by the issuance of subordinated debentures in the amount of $10,000,000. The Bank is also a member of the Federal Home Loan Bank of Atlanta. Such membership provides the Bank with additional lines of credit for liquidity needs.

CAPITAL RESOURCES

A strong capital position is vital to the continued profitability of the Company and the Bank because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization.

On February 22, 2001, Heritage Financial Statutory Trust I ("Heritage Trust"), a Connecticut statutory trust established by the Company, received $10,000,000 in proceeds in exchange for $10,000,000 principal amount of Heritage Trust's 10.20% cumulative trust preferred securities (the "preferred securities") in a pooled trust preferred private placement. The proceeds of that transaction were then used by Heritage Trust to purchase an equal amount of 10.20% subordinated debentures (the "subordinated debentures") of the Company. The Company has fully and unconditionally guaranteed all obligations of Heritage Trust on a subordinated basis with respect to the preferred securities. The Company accounts for the Heritage Trust preferred securities as a minority interest. Subject to certain limitations, the preferred securities qualify as Tier 1 capital and are presented in the Consolidated Statements of Financial Condition as "Guaranteed preferred beneficial interests in the Company's subordinated debentures." The sole asset of Heritage Trust is the subordinated debentures issued by the Company. Both the preferred securities of Heritage Trust and the subordinated debentures of the Company each have 30-year lives. However, both the Company and Heritage Trust have a call option of ten years, subject to regulatory approval, or earlier, depending upon certain changes in tax or investment company laws, or regulatory capital requirements.

Regulatory authorities are placing increased emphasis on the maintenance of adequate capital. Capital strength is measured in two tiers that are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which consists of common equity less goodwill and the newly issued guaranteed preferred beneficial interest in the Company's subordinated debentures, subject to limitations, amounted to $44,553,000 at June 30, 2001. The Company's Tier II capital components include the allowance for loan losses and the portion of the guaranteed preferred beneficial interest in the Company's subordinated debentures which exceeds the allowable Tier I capital amount. Tier 1 capital plus the Tier II capital components is referred to as Total Risk-Based capital and was $50,381,000 at June 30, 2001.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                                 JUNE 30, 2001


The Company's and the Bank's current capital positions exceed the "well-capitalized" regulatory guidelines. Management has reviewed and will continue to monitor the Bank's asset mix and product pricing, and the loan loss allowance, which are the areas determined to be most affected by these capital requirements.

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

SUMMARY

Net earnings of the Company for the quarter ended June 30, 2001, were $430,311, compared to $435,084 for the same period in 2000, representing relatively no change. Net earnings of the Company for the six months ended June 30, 2001, were $848,793 compared to $858,142 for the same period in 2000, also representing very little variation. The lack of increased profits during periods of substantial asset growth are a result of narrowing interest margins, declining net yields and increased costs of growth and expansion. Although the Company was positioned favorably at December 31, 2000 for a rate decrease, continued deposit growth in excess of loan growth coupled with a relatively high cost of issuing subordinated debentures has caused net yields and interest margins to shrink. As the funds provided by the debentures and new deposits are moved into higher yielding assets, margins should increase and produce higher net profits. Additionally, the provision for loan losses for the first half of 2001 was $390,778 greater than that of the first half of 2000 and the overall cost of operations in the form of noninterest expenses increased by $1,175,889 for the six months ended June 30, 2001, compared to the same period of 2000. Similar trends existed for the quarters ended June 30, 2001 and 2000.

NET INTEREST INCOME

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the six months ended June 30, 2001, increased $6,802,814 (44.7%) from the same period in 2000. This increase was largely a result of the increase in interest and fee income on loans. Interest expense for the six months ended June 30, 2001, increased $5,540,235 or 62.2% over the corresponding period of 2000 due to increases in interest-bearing deposits and borrowed funds. As a result of these factors, net interest income increased $1,262,579 or 20.1% in the six months ended June 30, 2001, compared to the same period of 2000.

PROVISION FOR LOAN LOSSES

The provision for loan losses represents the charge against current earnings necessary to maintain the allowance for loan losses at a level which management considers appropriate. This level is determined based upon the Bank's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $2,026,698 for the six months ended June 30, 2001, compared to $1,635,920 for the same period of 2000. Charge-offs exceeded recoveries by $1,250,991 for the six months ended June 30, 2001, compared to $659,466 for the same period of 2000. The allowance for loan losses as a percent of

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                                 JUNE 30, 2001


outstanding loans, net of unearned income, was 1.20% at June 30, 2001 and at year-end 2000. As loans increase, additional provision is required to maintain the allowance at appropriate levels.


NONINTEREST INCOME

Noninterest income for the six months ended June 30, 2001, was $706,874 compared to $485,725 for the same period of 2000. This 45.5% increase was primarily due to an increase in other operating income, specifically mortgage loan fees.


NONINTEREST EXPENSES

Noninterest expenses for the six months ended June 30, 2001 were $4,929,209 reflecting a 31.3% increase over the same period of 2000. The primary component of noninterest expenses is salaries and employee benefits, which increased to $2,770,754 for the six months ended June 30, 2001, 26.4% higher than in the same period of 2000. Occupancy costs increased $193,409 (51.6%) and other operating expenses increased $403,218 (34.0%) primarily because of increased costs related to the opening of additional offices and other related costs.


INCOME TAXES

The Company attempts to maximize its net income through active tax planning. The provision for income taxes of $460,344 for the six months ended June 30, 2001, decreased $73,590 compared to the same period of 2000. Taxes as a percent of earnings decreased from 38.4% to 35.2%. The effective tax rate of approximately 35.2% for the six months ended June 30, 2001, is more than the federal statutory rate principally because of state income taxes.


RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of FASB Statement No. 125. While SFAS No. 140 carries over most of the provisions of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, it provides new standards for reporting financial assets transferred as collateral and new standards for the derecognition of financial assets, in particular transactions involving the use of special purpose entities. SFAS No. 140 also prescribes additional disclosures for collateral transactions and for securitization transactions accounted for as sales. The new collateral standards and disclosure requirements are effective for fiscal years ending after December 15, 2000, while the new standards for the derecognition of financial assets are effective for transfers made after March 31, 2001. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

In June 2001, the FASB issued SFAS No. 141, Business Combinations. This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and
SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. Prior to the issuance of this statement, subject to certain criteria, business

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                                 JUNE 30, 2001


combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. The two methods produced dramatically different financial statement results. The single-method approach used in this statement reflects the conclusion that virtually all business combinations are acquisitions and, thus, all business combinations should be accounted for in the same way that other asset acquisitions are accounted for based on the values exchanged. Expanded and revised guidance is provided related to the allocation of the purchase price to goodwill and other intangibles arising from the business combination. The provisions of this statement apply to all business combinations initiated after June 30, 2001.

Also in June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It also provides new standards for how these intangible assets should be accounted for after they have been initially recognized in the financial statements. The major changes required by this Statement relate to the discontinuance of the accounting practice of amortizing or expensing intangibles ratably over a prescribed time period. The new guidance requires that goodwill and certain other intangibles be tested for impairment at least annually by comparing the fair values of those assets with their recorded amounts. Additional disclosure requirements are also provided. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001.

The adoption of SFAS No. 141 and SFAS No. 142 are not expected to have a material effect on the Company's consolidated financial statements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk arising from adverse changes in the fair value of financial instruments due to a change in interest rates, exchange rates and equity prices. The Company's primary market risk is interest rate variations in the short-term time horizons also known as interest rate risk.

The primary objective of Asset/Liability Management at the Company is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate sensitive earning assets and rate sensitive liabilities. The relationship of rate sensitive earning assets to rate sensitive liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest-bearing liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of securities over the entire life of these instruments, but places particular emphasis on the first year. The Company's Asset/Liability Management policy requires risk assessment relative to interest pricing and related terms.

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

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                                 JUNE 30, 2001

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

         As of June 30, 2001, the Company's simulation analysis reflected that the Company is at greatest risk in a decreasing interest rate environment. The table below depicts the results of the simulation assuming one and two percent decreases and increases in the prime interest rates in a one year time horizon.


                               INTEREST RATE RISK
                             (Amounts in thousands)


                                                                     One Year Time Horizon
                                                                  Estimated Repricing Amounts
                                                      --------------------------------------------------
                                                         Down           Up           Down          Up
                                                      1 Percent     1 Percent     2 Percent    2 Percent
                                                      ---------     ---------     ---------    ---------

RATE SENSITIVE ASSETS:
  Loans...........................................    $ 257,451     $ 242,027     $ 267,732    $ 236,885
  Deposits in banks...............................          327           327           327          327
  Federal funds sold..............................       48,789        48,789        48,789       48,789
  Securities......................................       17,009         6,559        17,057        5,530
                                                      ---------     ---------     ---------    ---------
    TOTAL RATE SENSITIVE ASSETS...................      323,576       297,702       333,905      291,531
                                                      =========     =========     =========    =========

RATE SENSITIVE LIABILITIES
  Deposits -- Demand..............................       16,466        22,847        16,466       22,847
  Deposits -- Time................................      280,863       280,863       280,863      280,863
                                                      ---------     ---------     ---------    ---------
    TOTAL RATE SENSITIVE LIABILITIES..............      297,329       303,710       297,329      303,710
                                                      =========     =========     =========    =========

RATE SENSITIVITY GAP..............................    $  26,247     $  (6,008)    $  36,576    $ (12,179)
                                                      =========     =========     =========    =========

Change in Amount of Net Interest Margin...........    $    (262)    $     (60)    $    (732)   $    (244)
                                                      =========     =========     =========    =========

Change in Percent of Net Interest Margin..........        (0.05)%       (0.01)%       (0.13)%      (0.04)
                                                      =========     =========     =========    =========

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                                 JUNE 30, 2001


PART II - OTHER INFORMATION

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  On May 8, 2001, the Company held its 2001 Annual Meeting of Stockholders. The following items were presented to a vote of holders (the "Stockholders") of the Company's outstanding Common Stock.

                  1. The Stockholders elected seventeen Directors, each to serve a term of one, two or three year(s) scheduled to expire at the Annual Meeting of Stockholders held one, two or three year(s) following the year of their election or until their respective successors are elected and qualified.

                  2. The Stockholders approved the 2001 Employee Stock Purchase Plan of Heritage Financial Holding Corporation.

                  3. The Stockholders ratified the appointment of Schauer, Taylor, Cox, Vise & Morgan, P.C. as independent auditors of the Company for the year ending December 31, 2001.

                           The number of votes for the above items are summarized in the table below.

                                                                                                        BROKER
ITEM SUBMITTED TO STOCKHOLDERS                 FOR               AGAINST            ABSTAIN            NON-VOTES            TOTAL
------------------------------                 ---               -------            -------            ---------            -----
(1) ELECTION OF DIRECTORS
     Bingham D. Edwards                     5,707,231            4,600                 -0-                 -0-             5,711,831
     Reginald D. Gilbert                    5,707,231            4,600                 -0-                 -0-             5,711,831
     Gregory B. Parker                      5,707,096            4,735                 -0-                 -0-             5,711,831
     Timothy A. Smalley                     5,707,231            4,600                 -0-                 -0-             5,711,831
     John E. Whitley                        5,697,231           14,600                 -0-                 -0-             5,711,831
     Lenny L. Hayes                         5,707,231            4,600                 -0-                 -0-             5,711,831
     Neal A. Holland, Jr.                   5,707,231            4,600                 -0-                 -0-             5,711,831
     Harold B. Jeffreys                     5,707,231            4,600                 -0-                 -0-             5,711,831
     Larry A. Landman                       5,692,231           19,600                 -0-                 -0-             5,711,831
     Vernon A. Lane                         5,707,231            4,600                 -0-                 -0-             5,711,831
     Michael R. Washburn                    5,707,231            4,600                 -0-                 -0-             5,711,831
     Vernon C. Bice                         5,707,231            4,600                 -0-                 -0-             5,711,831
     John T. Moss                           5,707,231            4,600                 -0-                 -0-             5,711,831
     T. Gerald New, M.D.                    5,707,231            4,600                 -0-                 -0-             5,711,831
     Betty B. Sims                          5,707,231            4,600                 -0-                 -0-             5,711,831
     R. Jeron Witt                          5,707,231            4,600                 -0-                 -0-             5,711,831
     Marc A. Eason                          5,707,231            4,600                 -0-                 -0-             5,711,831

(2) APPROVAL OF EMPLOYEE STOCK
     PURCHASE PLAN                          4,769,254          118,700              37,200             786,677             5,711,831

(3) RATIFICATION OF INDEPENDENT
     AUDITORS                               5,710,431              -0-               1,400                 -0-             5,711,831

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                                 JUNE 30, 2001


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             11 - Computation of per Share Earnings

         (b) Reports on Form 8-K

             During the quarter ended June 30, 2001, no reports were filed for the Company on Form 8-K.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                                 JUNE 30, 2001



                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                HERITAGE FINANCIAL HOLDING CORPORATION

                By: /s/ Reginald D. Gilbert                    August 13, 2001
                    -------------------------------------      ---------------
                    Reginald D. Gilbert                        Date
                    President and Chief Executive Officer


               By: /s/ John E. Whitley                         August 13, 2001
                    -------------------------------------     ----------------
                    John E. Whitley                            Date
                    Vice President
                    Chief Financial Officer