Form 10-Q
period 2001-09-30
HERITAGE FINANCIAL HOLDING
filed 2001-11-14
CIK 1126679

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                        COMMISSION FILE NUMBER: 000-31825
                     HERITAGE FINANCIAL HOLDING CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  Delaware                                 63-1259533
    --------------------------------------   ----------------------------------
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

Common Stock, $0.01 par value  Outstanding at October 31, 2001: 8,489,022 Shares

                                    FORM 10-Q

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                               SEPTEMBER 30, 2001


                                TABLE OF CONTENTS

                                                                                                          PAGE NO.
                                                                                                          --------
PART I - FINANCIAL INFORMATION
  Item 1 - Financial Statements (Unaudited)

           Consolidated Statements of Financial Condition as of
           September 30, 2001 and December 31, 2000.......................................................     3

           Consolidated Statements of Income For the Three Months
           Ended September 30, 2001 and 2000..............................................................     4

           Consolidated Statements of Comprehensive Income For the
           Three Months Ended September 30, 2001 and 2000.................................................     5

           Consolidated Statements of Income For the Nine Months Ended
           September 30, 2001 and 2000....................................................................     6

           Consolidated Statements of Comprehensive Income For the
           Nine Months Ended September 30, 2001 and 2000..................................................     7

           Consolidated Statement of Stockholders' Equity For the
           Nine Months Ended September 30, 2001...........................................................     8

           Consolidated Statements of Cash Flows For the
           Nine Months Ended September 30, 2001 and 2000..................................................     9

           Notes to Consolidated Financial Statements.....................................................    10

  Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................................................    12

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk.....................................    18


PART II - OTHER INFORMATION

  Item 6 - Exhibits and Reports on Form 8-K...............................................................    21

SIGNATURES

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

              SEPTEMBER 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000

                                                                                   September 30,
                                                                                       2001          December 31,
                                                                                    (Unaudited)          2000
                                                                                  ---------------  ----------------
ASSETS
   Cash and due from banks......................................................  $     8,501,061  $      6,143,475
   Interest-bearing deposits with other banks...................................          449,540           816,541
   Federal funds................................................................       45,400,000         8,680,000
                                                                                  ---------------  ----------------
     Cash and cash equivalents..................................................       54,350,601        15,640,016
   Securities available-for-sale................................................       28,721,490        26,846,421
   Loans, net of unearned income................................................      506,627,652       422,135,461
   Allowance for loan losses....................................................       (6,020,983)       (5,064,889)
   Premises and equipment, net..................................................        6,393,866         5,566,060
   Accrued interest.............................................................        4,156,490         4,396,467
   Other real estate owned......................................................        2,394,727           212,875
   Other assets.................................................................        2,176,116         1,725,114
                                                                                  ---------------  ----------------
       TOTAL ASSETS.............................................................  $   598,799,959  $    471,457,525
                                                                                  ===============  ================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

   Deposits:
     Noninterest-bearing........................................................  $    18,962,271  $     11,653,705
     Interest-bearing...........................................................      516,552,844       409,590,533
                                                                                  ---------------  ----------------
       TOTAL DEPOSITS...........................................................      535,515,115       421,244,238

   Accrued interest.............................................................        4,149,129         4,152,248
   FHLB advances................................................................       13,000,000        12,000,000
   Guaranteed preferred beneficial interest in the Company's
     subordinated debentures....................................................       10,000,000                --
   Other liabilities............................................................          946,650           561,737
                                                                                  ---------------  ----------------
       TOTAL LIABILITIES........................................................      563,610,894       437,958,223

STOCKHOLDERS' EQUITY

   Preferred stock ($0.01 par value; 10,000,000 authorized, -0- issued).........               --                --
   Common stock ($0.01 par value; 40,000,000 shares authorized,
     8,489,022 issued and outstanding at September 30, 2001;
     40,000,000 shares authorized, 8,475,822 shares issued and
     outstanding at December 31, 2000) .........................................           84,890            84,758
   Paid-in capital..............................................................       30,272,613        30,203,113
   Retained earnings............................................................        4,719,585         3,370,338
   Accumulated other comprehensive income (loss): net unrealized holding
     gains (losses) on securities available-for-sale, net of deferred income tax          111,977          (158,907)
                                                                                  ---------------  ----------------
       TOTAL STOCKHOLDERS' EQUITY...............................................       35,189,065        33,499,302
                                                                                  ---------------  ----------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...............................  $   598,799,959  $    471,457,525
                                                                                  ===============  ================

                 See notes to consolidated financial statements

                        CONSOLIDATED STATEMENTS OF INCOME

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                         Three Months Ended
                                                                                            September 30
                                                                                  ---------------------------------
                                                                                       2001               2000
                                                                                  ---------------  ----------------
INTEREST INCOME
   Interest and fees on loans...................................................  $    10,471,050  $      8,496,716
   Interest and dividends on securities:
     Taxable securities.........................................................          367,080           404,050
     Nontaxable securities......................................................           30,954            30,904
   Interest earned on deposits with other banks.................................            6,000           129,000
   Interest earned on federal funds sold and securities purchased
     under agreements to resale.................................................          473,498           820,415
                                                                                  ---------------  ----------------
       TOTAL INTEREST INCOME....................................................       11,348,582         9,881,085
                                                                                  ---------------  ----------------

INTEREST EXPENSE
   Interest on deposits.........................................................        7,022,075         6,100,641
   Interest on FHLB borrowings..................................................          201,000           250,000
   Interest on short-term borrowings............................................               --                73
   Interest on guaranteed preferred beneficial interest in
     the Company's subordinated debentures......................................          255,861                --
                                                                                  ---------------  ----------------
       TOTAL INTEREST EXPENSE...................................................        7,478,936         6,350,714
                                                                                  ---------------  ----------------

NET INTEREST INCOME.............................................................        3,869,646         3,530,371
   Provision for loan losses....................................................          849,907           763,200
                                                                                  ---------------  ----------------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES....................................................        3,019,739         2,767,171

NONINTEREST INCOME
   Customer service fees........................................................          235,530           185,038
   Other operating income.......................................................          174,372            77,113
                                                                                  ---------------  ----------------
       TOTAL NONINTEREST INCOME.................................................          409,902           262,151
                                                                                  ---------------  ----------------

NONINTEREST EXPENSES
   Salaries and employee benefits...............................................        1,377,335         1,151,927
   Occupancy and equipment expense..............................................          327,943           198,145
   Other operating expenses.....................................................          900,751           727,780
                                                                                  ---------------  ----------------
       TOTAL NONINTEREST EXPENSES...............................................        2,606,029         2,077,852
                                                                                  ---------------  ----------------

Income before income taxes......................................................          823,612           951,470
Provision for income taxes......................................................          323,158           378,956
                                                                                  ---------------  ----------------

NET INCOME......................................................................  $       500,454  $        572,514
                                                                                  ===============  ================

EARNINGS PER COMMON SHARE
   Basic........................................................................  $          0.06  $           0.07
   Diluted......................................................................             0.05              0.06

CASH DIVIDENDS DECLARED
   Cash dividends declared per common share.....................................  $          0.00  $           0.00

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic........................................................................        8,487,131         8,474,144
   Diluted......................................................................       10,549,935        10,387,216

                 See notes to consolidated financial statements

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                         Three Months Ended
                                                                                            September 30
                                                                                  ---------------------------------
                                                                                       2001              2000
                                                                                  ---------------  ----------------
NET INCOME....................................................................    $       500,454  $        572,514

Other comprehensive income, net of tax:
   Unrealized gains on securities:
     Unrealized holding gains arising during the period.......................            257,763           220,679
     Reclassification adjustments for gains included in net income............            (18,383)               --
                                                                                  ---------------  ----------------
     Net unrealized gains.....................................................            239,380           220,679
   Income tax related to items of other comprehensive income..................            (95,752)          (88,272)
                                                                                  ---------------  ----------------
Other comprehensive income....................................................            143,628           132,407
                                                                                  ---------------  ----------------

COMPREHENSIVE INCOME..........................................................    $       644,082  $        704,921
                                                                                  ===============  ================

                 See notes to consolidated financial statements

                        CONSOLIDATED STATEMENTS OF INCOME

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                          Nine Months Ended
                                                                                            September 30
                                                                                  ---------------------------------
                                                                                       2001               2000
                                                                                  ---------------  ----------------
INTEREST INCOME
   Interest and fees on loans...................................................  $    31,224,198  $     22,128,226
   Interest and dividends on securities:
     Taxable securities.........................................................        1,152,873         1,158,341
     Nontaxable securities......................................................           92,796            92,712
   Interest earned on deposits with other banks.................................           26,000           356,000
   Interest earned on federal funds sold and securities purchased
     under agreements to resale.................................................          864,209         1,354,486
                                                                                  ---------------  ----------------
       TOTAL INTEREST INCOME....................................................       33,360,076        25,089,765
                                                                                  ---------------  ----------------

INTEREST EXPENSE
   Interest on deposits.........................................................       20,626,823        14,269,574
   Interest on FHLB borrowings..................................................          676,700           994,000
   Interest on short-term borrowings............................................            1,888               229
   Interest on guaranteed preferred beneficial interest in
     the Company's subordinated debentures......................................          626,849                --
                                                                                  ---------------  ----------------
       TOTAL INTEREST EXPENSE...................................................       21,932,260        15,263,803
                                                                                  ---------------  ----------------

NET INTEREST INCOME.............................................................       11,427,816         9,825,962
   Provision for loan losses....................................................        2,876,605         2,399,120
                                                                                  ---------------  ----------------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES....................................................        8,551,211         7,426,842

NONINTEREST INCOME
   Customer service fees........................................................          649,433           544,269
   Security gains...............................................................           18,383                --
   Other operating income.......................................................          448,960           203,607
                                                                                  ---------------  ----------------
       TOTAL NONINTEREST INCOME.................................................        1,116,776           747,876
                                                                                  ---------------  ----------------

NONINTEREST EXPENSES
   Salaries and employee benefits...............................................        4,148,089         3,343,419
   Occupancy and equipment expense..............................................          895,919           572,712
   Other operating expenses.....................................................        2,491,230         1,915,041
                                                                                  ---------------  ----------------
       TOTAL NONINTEREST EXPENSES...............................................        7,535,238         5,831,172
                                                                                  ---------------  ----------------

Income before income taxes......................................................        2,132,749         2,343,546
Provision for income taxes......................................................          783,502           912,890
                                                                                  ---------------  ----------------

Net Income......................................................................  $     1,349,247  $      1,430,656
                                                                                  ===============  ================

EARNINGS PER COMMON SHARE
   Basic........................................................................  $          0.16  $           0.17
   Diluted......................................................................             0.13              0.14

CASH DIVIDENDS DECLARED
   Cash dividends declared per common share.....................................  $          0.00  $           0.00

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic........................................................................        8,481,713         8,263,346
   Diluted......................................................................       10,506,786        10,072,414


                See notes to consolidated financial statements

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                          Nine Months Ended
                                                                                            September 30
                                                                                  ---------------------------------
                                                                                       2001              2000
                                                                                  ---------------  ----------------
NET INCOME....................................................................    $     1,349,247  $      1,430,656

Other comprehensive income, net of tax:
   Unrealized gains on securities:
     Unrealized holding gains arising during the period.......................            469,856           417,867
     Reclassification adjustments for gains included in net income............            (18,383)               --
                                                                                  ---------------  ----------------
     Net unrealized gains.....................................................            451,473           417,867
   Income tax related to items of other comprehensive income..................           (180,589)         (167,147)
                                                                                  ---------------  ----------------
Other comprehensive income....................................................            270,884           250,720
                                                                                  ---------------  ----------------

COMPREHENSIVE INCOME..........................................................    $     1,620,131  $      1,681,376
                                                                                  ===============  ================

                 See notes to consolidated financial statements

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                                                                       Accumulated
                                                                                          Other
                                           Common        Paid-In       Retained      Comprehensive
                                            Stock        Capital       Earnings       Income (Loss)       Total
                                        -----------  -------------   ------------  -----------------  --------------

Balance at December 31, 2000..........  $    84,758  $  30,203,113   $  3,370,338  $       (158,907)  $  33,499,302

Net income - September 30, 2001.......           --             --      1,349,247                --       1,349,247

Unrealized gains on securities
   available-for-sale, net of
   reclassification adjustment,
   net of tax of ($180,589)...........           --             --             --           270,884         270,884
                                                                                                      -------------

Comprehensive income..................           --             --             --                --       1,620,131
                                                                                                      -------------

Stock option exercise.................          120         30,930             --                --          31,050

Issuance of shares under
   Employee Stock Purchase Plan.......           12         10,188             --                --          10,200

Compensatory options..................           --         28,382             --                --          28,382
                                        -----------  -------------   ------------  ----------------   -------------

BALANCE AT SEPTEMBER 30, 2001.........  $    84,890  $  30,272,613   $  4,719,585  $        111,977   $  35,189,065
                                        ===========  =============   ============  ================   =============


                 See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                          Nine Months Ended
                                                                                             September 30
                                                                                  ---------------------------------
                                                                                       2001               2000
                                                                                  ---------------  ----------------
OPERATING ACTIVITIES
   Net Income...................................................................  $     1,349,247  $      1,430,656
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for loan losses..................................................        2,876,605         2,399,120
     Depreciation, amortization, and accretion, net.............................          333,902           194,442
     Realized investment security gains.........................................          (18,383)               --
     Decrease (increase) in accrued interest receivable.........................          239,977        (2,140,677)
     Increase (decrease) in accrued interest payable............................           (3,119)        1,905,982
     Other, net.................................................................         (246,678)           57,148
                                                                                  ---------------  ----------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES................................        4,531,551         3,846,671
                                                                                  ---------------  ----------------

INVESTING ACTIVITIES
   Net increase in securities available-for-sale................................       (1,418,231)       (5,611,975)
   Net increase in loans to customers...........................................      (88,594,554)     (127,275,265)
   Capital expenditures, net....................................................       (1,148,690)       (1,888,205)
                                                                                  ---------------  ----------------
     NET CASH USED IN INVESTING ACTIVITIES......................................      (91,161,475)     (134,775,445)
                                                                                  ---------------  ----------------

FINANCING ACTIVITIES
   Net increase in demand deposits, NOW
     accounts and savings accounts..............................................       29,909,592         7,294,858
   Net increase in certificates of deposit......................................       84,361,285       143,883,742
   Issuance of shares...........................................................           69,632         8,596,425
   Net proceeds from (repayment of) FHLB loans..................................        1,000,000       (12,999,957)
   Issuance of guaranteed preferred beneficial interest
     in the Company's subordinated debentures...................................       10,000,000                --
   Repayments of short-term borrowings..........................................               --           (24,720)
                                                                                  ---------------  ----------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES..................................      125,340,509       146,750,348
                                                                                  ---------------  ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS.......................................       38,710,585        15,821,574

Cash and Cash Equivalents At Beginning of Period................................       15,640,016        29,075,322
                                                                                  ---------------  ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................  $    54,350,601  $     44,896,896
                                                                                  ===============  ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid during the period for:
     Interest...................................................................  $    21,935,379  $     13,357,821
     Taxes......................................................................          770,781           687,689


                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Heritage Financial Holding Corporation and its subsidiaries Heritage Bank (the "Bank") and Heritage Financial Statutory Trust I ("Heritage Trust"), collectively, the Company. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

For further information, refer to the consolidated financial statements and footnotes thereto for Heritage Financial Holding Corporation and subsidiary for the year ended December 31, 2000, included in Form 10-KSB filed in March 2001.

NOTE B - INCOME TAXES

The effective tax rates of approximately 36.7 percent and 39.0 percent for the nine months ended September 30, 2001 and 2000, respectively, differ from the statutory rate principally because of the effect of state income taxes.

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

At September 30, 2001, the Company had net unrealized gains of approximately $186,628 in available-for-sale securities which are reflected in the presented assets and resulted in an increase in stockholders' equity of $111,977, net of deferred tax liability. There were no held-to-maturity or trading securities at September 30, 2001 or December 31, 2000. The net increase in stockholders' equity as a result of the SFAS 115 adjustment from December 31, 2000 to September 30, 2001, was $270,884. See also Note D - Stockholders' Equity.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

NOTE D - STOCKHOLDERS' EQUITY

Equity was increased by $1,349,247 from net income, $270,884 for the decrease in net unrealized losses on securities, $41,250 from the issuance of stock, and $28,382 from the effects of compensatory stock options.


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

                               SEPTEMBER 30, 2001


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to assist an understanding of the Company and its subsidiaries' financial condition and results of operations. Unless the context otherwise indicates, "the Company" shall include the Company and its subsidiaries. This analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Item 1 of the September 30, 2001, Form 10-Q, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

FORWARD-LOOKING INFORMATION

Certain statements contained in this Quarterly Report on Form 10-Q, which are not historical facts, are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. In addition, the Company, through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance and other developments. All forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "expect," "anticipates," "intend" and "project" and similar words or expression are intended to identify forward-looking statements. In addition to risks and uncertainties that may affect operations, performance, growth projections and the results of the Company's business, which include, but are not limited to, fluctuations in the economy, the relative strength and weakness in the commercial and consumer sector and in the real estate market, the actions taken by the Federal Reserve Board for the purpose of managing the economy, interest rate movements, the impact of competitive products, services and pricing, timely development by the Company of technology enhancements for its products and operating systems, legislation and similar matters, the Company's future operations, performance, growth projections and results will depend on its ability to respond to the challenges associated with a weakening economy- particularly in the high-tech sector, which is prominent in the Company's primary market. Although management of the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Prospective investors are cautioned that any such forward-looking statements are not guaranties of future performance, involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events or circumstances that may affect the accuracy of any forward-looking statement.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                               SEPTEMBER 30, 2001

FINANCIAL CONDITION

SEPTEMBER 30, 2001 COMPARED TO DECEMBER 31, 2000

LOANS

Loans comprised the largest single category of the Company's earning assets on September 30, 2001. Loans, net of unearned income and allowance for loan losses, were 83.6% of total assets at September 30, 2001, and 88.5% of total assets at December 31, 2000. Total net loans were $500,606,669 at September 30, 2001, representing a 20.0% increase from the December 31, 2000, total of $417,070,572. This increase is the result of increased loan demand.

INVESTMENT SECURITIES AND OTHER EARNING ASSETS

The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Federal funds sold are a tool in managing the daily cash position of the Company. Investment securities and federal funds sold increased $38,595,069 from December 31, 2000 to September 30, 2001. This increase was due primarily to deposit growth exceeding loan demand and the issuance of $10,000,000 in subordinated debentures to Heritage Trust. Investment securities and federal funds sold at September 30, 2001, were $74,121,490 compared with $35,526,421 at December 31, 2000.

ASSET QUALITY

Between December 31, 2000 and September 30, 2001, the Company experienced an increase in nonperforming assets, (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities and other real estate). Total nonperforming assets increased from $6.188 million to $9.749 million during this period of time. The ratio of nonperforming assets to total assets increased from 1.3% to 1.6% and the ratio of nonperforming loans to total loans increased from 1.4% to 1.5%. The ratio of loan loss allowance to total nonperforming assets decreased from 81.9% to 61.8%. While all three ratios are comparable to industry averages, the Company believes that due to a continuing weakening economy both on a national and state-wide basis, these ratios could further erode over the next several quarters. Moreover, the Company competes for loans, and has made certain loans to businesses, along the Birmingham-Huntsville-Decatur high-tech corridor. During the past year, the high tech industry segment has experienced a more significant downturn compared with other sectors of the economy. The Company has taken steps to further monitor such loans and is prepared to reevaluate its loan portfolio and allowance for loan losses upon a further weakening in the general economy.

DEPOSITS

Total deposits of $535,515,115 at September 30, 2001, increased $114,270,877 (27.1%) over total deposits of $421,244,238 at year-end 2000 due primarily to continued growth in the Company's customer base. Deposits are the Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits increased $7,308,566 or 62.7% from year-end 2000 to September 30, 2001, and interest-bearing deposits increased $106,962,311 (26.1%) from year-end 2000.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                               SEPTEMBER 30, 2001

STOCKHOLDERS' EQUITY

Stockholders' equity increased $1,689,763 from December 31, 2000 to September 30, 2001, due to net income of $1,349,247, the issuance of shares under the Employee Stock Purchase Plan totaling $10,200, the decrease of unrealized losses on securities available for sale totaling $270,884, net of deferred taxes, the exercise of stock options of $31,050 and the recognition of compensatory options of $28,382.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and sales and maturities of investment securities. Loans that mature in one year or less equaled approximately $161.5 million or 31.9% of the total loan portfolio at September 30, 2001. Other sources of liquidity include short-term investments such as federal funds sold which amounted to $45.4 million at September 30, 2001.

The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At September 30, 2001, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $15,000,000. During the first three quarters of 2001, additional liquidity was provided by the issuance of subordinated debentures in the amount of $10,000,000. The Bank is also a member of the Federal Home Loan Bank of Atlanta. Such membership provides the Bank with additional lines of credit for liquidity needs.

CAPITAL RESOURCES

A strong capital position is vital to the continued profitability of the Company and the Bank because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                               SEPTEMBER 30, 2001

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

Regulatory authorities are placing increased emphasis on the maintenance of adequate capital. Capital strength is measured in two tiers that are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which consists of common equity less goodwill and the newly issued guaranteed preferred beneficial interest in the Company's subordinated debentures, subject to limitations, amounted to $45,078,000 at September 30, 2001. The Company's Tier II capital components include the allowance for loan losses and the portion of the guaranteed preferred beneficial interest in the Company's subordinated debentures which exceeds the allowable Tier I capital amount. Tier I capital plus the Tier II capital components is referred to as Total Risk-Based capital and was $51,099,000 at September 30, 2001.

The Company's and the Bank's current capital positions exceed the "well-capitalized" regulatory guidelines. Management has reviewed and will continue to monitor the Bank's asset mix and product pricing, and the loan loss allowance, which are the areas determined to be most affected by these capital requirements.


RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

SUMMARY

Net earnings of the Company for the quarter ended September 30, 2001, were $500,454, compared to $572,514 for the same period in 2000, representing a 12.6% decrease. Net earnings of the Company for the nine months ended September 30, 2001, were $1,349,247 compared to $1,430,656 for the same period in 2000, a 5.7%
decrease. The lack of increased profits during periods of substantial asset growth are a result of narrowing interest margins, declining net yields and increased costs of growth and expansion. Although the Company was positioned favorably at December 31, 2000 for a rate decrease, continued

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                               SEPTEMBER 30, 2001

deposit growth in excess of loan growth coupled with a relatively high cost of issuing subordinated debentures has caused net yields and interest margins to shrink. As the funds provided by the debentures and new deposits are moved into higher yielding assets, margins should increase and produce higher net profits. Additionally, the provision for loan losses for the first three quarters of 2001 was $477,485 greater than that of the first three quarters of 2000 and the overall cost of operations in the form of noninterest expenses increased by $1,704,066 for the nine months ended September 30, 2001, compared to the same period of 2000. Similar trends existed for the quarters ended September 30, 2001 and 2000.

NET INTEREST INCOME

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the nine months ended September 30, 2001, increased $8,270,311 (33.0%) from the same period in 2000. This increase was largely a result of the increase in interest and fee income on loans. Interest expense for the nine months ended September 30, 2001, increased $6,668,457 or 43.7% over the corresponding period of 2000 due to increases in interest-bearing deposits and borrowed funds. As a result of these factors, net interest income increased $1,601,854 or 16.3% in the nine months ended September 30, 2001, compared to the same period of 2000.

PROVISION FOR LOAN LOSSES

The provision for loan losses represents the charge against current earnings necessary to maintain the allowance for loan losses at a level which management considers appropriate. This level is determined based upon the Bank's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $2,876,605 for the nine months ended September 30, 2001, compared to $2,399,120 for the same period of 2000. Charge-offs exceeded recoveries by $1,920,511 for the nine months ended September 30, 2001, compared to $783,968 for the same period of 2000. The allowance for loan losses as a percent of outstanding loans, net of unearned income, was 1.19% at September 30, 2001 compared to 1.20% at year-end 2000. As loans increase, additional provision is required to maintain the allowance at appropriate levels.

NONINTEREST INCOME

Noninterest income for the nine months ended September 30, 2001, was $1,116,776 compared to $747,876 for the same period of 2000. This 49.3% increase was primarily due to an increase in other operating income, specifically mortgage loan fees.

NONINTEREST EXPENSES

Noninterest expenses for the nine months ended September 30, 2001 were $7,535,238 reflecting a 29.2% increase over the same period of 2000. The primary component of noninterest expenses is salaries and employee benefits, which increased to $4,148,089 for the nine months ended September 30, 2001, 24.1% higher than in the same period of 2000. Occupancy costs increased $323,207 (56.4%) and other operating expenses increased $576,189 (30.1%) primarily because of increased costs related to the opening of additional offices and other related costs.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                               SEPTEMBER 30, 2001

INCOME TAXES

The Company attempts to maximize its net income through active tax planning. The provision for income taxes of $783,502 for the nine months ended September 30, 2001, decreased $129,388 compared to the same period of 2000. Taxes as a percent of earnings decreased from 39.0% to 36.7%. The effective tax rate of approximately 36.7% for the nine months ended September 30, 2001, is more than the federal statutory rate principally because of state income taxes.

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

In May 2001, the Auditing Standards Board issued Statement on Auditing Standards ("SAS") No. 94, The Effect of Information Technology on the Auditor's Consideration of Internal Control in a Financial Statement Audit. This statement amends SAS No. 55, Consideration of Internal Control in a Financial Statement Audit, by providing additional guidance related to the understanding by the auditor of an entity's use of information technology relevant to the audit. This auditing standard is effective for audits of financial statements for periods beginning on or after June 1, 2001. The impact on the audit of the Company's consolidated financial statements resulting from the issuance of this auditing standard is not expected to be material.

In June 2001, the FASB issued SFAS No. 141, Business Combinations. This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. Prior to the issuance of this statement, subject to certain criteria, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. The two methods produced dramatically different financial statement results. The single-method approach used in this statement reflects the conclusion that virtually all business combinations are acquisitions and, thus, all business combinations should be accounted for in the same way that other asset acquisitions are accounted for based on the values exchanged. Expanded and revised guidance is provided related to the allocation of the purchase price to goodwill and other intangibles arising from the business combination. The provisions of this statement apply to all business combinations initiated after June 30, 2001.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                               SEPTEMBER 30, 2001

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

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that opinion). This statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The major changes resulting from this statement relate to the establishment of a single method for the recognition of impairment losses on long-lived assets to be held and used whether from discontinuance of a business segment or otherwise. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

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

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                               SEPTEMBER 30, 2001

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

As of September 30, 2001, the Company's simulation analysis reflected that the Company is at greatest risk in a decreasing interest rate environment. The table below depicts the results of the simulation assuming one and two percent decreases and increases in the prime interest rates in a one year time horizon.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                               SEPTEMBER 30, 2001

                               INTEREST RATE RISK
                             (Amounts in thousands)

                                                                         One Year Time Horizon
                                                                      Estimated Repricing Amounts
                                                   ----------------------------------------------------------------
                                                       Down              Up             Down               Up
                                                     1 Percent        1 Percent       2 Percent         2 Percent
                                                   ------------    -------------    -------------    --------------
RATE SENSITIVE ASSETS:
   Loans.........................................  $    263,286    $     246,715    $     274,334    $      241,191
   Deposits in banks.............................           428              428              428               428
   Federal funds sold............................        45,400           45,400           45,400            45,400
   Securities....................................        14,220            8,565           14,267             5,495
                                                   ------------    -------------    -------------    --------------
     TOTAL RATE SENSITIVE ASSETS.................       323,334          301,108          334,429           292,514
                                                   ------------    -------------    -------------    --------------

RATE SENSITIVE LIABILITIES
   Deposits - Demand.............................        18,021           25,529           18,021            25,529
   Deposits - Time...............................       301,637          301,637          301,637           301,637
                                                   ------------    -------------    -------------    --------------
     TOTAL RATE SENSITIVE LIABILITIES............       319,658          327,166          319,658           327,166
                                                   ------------    -------------    -------------    --------------

RATE SENSITIVITY GAP.............................  $      3,676    $     (26,058)   $      14,771    $      (34,652)
                                                   ============    =============    =============    ==============

Change in Amount of Net Interest Margin..........  $        (37)   $        (261)   $        (295)   $          (69)
                                                   ============    =============    =============    ==============

Change in Percent of Net Interest Margin.........         (0.01)%          (0.04)%          (0.05)%           (0.12)%
                                                   ============    =============    =============    ==============

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                               SEPTEMBER 30, 2001

PART II - OTHER INFORMATION

   ITEM 6  - EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits

                  11 - Computation of per Share Earnings

             (b)  Reports on Form 8-K

                  During the quarter ended September 30, 2001, no reports were filed for the Company on Form 8-K.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                               SEPTEMBER 30, 2001

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           HERITAGE FINANCIAL HOLDING CORPORATION

                           By:  /s/  Reginald D. Gilbert                             November 12, 2001
                                ---------------------------------------------     ---------------------------
                                Reginald D. Gilbert                               Date
                                President and Chief Executive Officer


                           By:  /s/ John E. Whitley                                  November 12, 2001
                                -------------------------------------             ---------------------------
                                John E. Whitley                                   Date
                                Vice President and
                                Acting Chief Financial Officer