Form 10-K
period 2001-12-31
HERITAGE FINANCIAL HOLDING
filed 2002-04-16
CIK 1126679

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                    FORM 10-K
                                -----------------
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001       COMMISSION FILE NO.  000-31825

                               HERITAGE FINANCIAL
                               HOLDING CORPORATION
                               -------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                        63-1259533
------------------------                 ---------------------------------------
(State of Incorporation)                 (I.R.S. Employer Identification Number)

                              211 LEE STREET, N.E.
                             DECATUR, ALABAMA 35601
                    ----------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (256) 355-9500
                    ----------------------------------------
                         (REGISTRANT'S TELEPHONE NUMBER)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                         ON WHICH REGISTERED
-------------------                                        ---------------------
      NONE                                                          NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                    ----------------------------------------
                                (TITLE OF CLASS)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS:

                        YES [X]       NO [ ]

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

         AS OF APRIL 10, 2002 THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $59,955,912.

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE; THE NUMBER OF SHARES OUTSTANDING AS OF APRIL 10, 2002, OF THE REGISTRANT'S ONLY ISSUED AND OUTSTANDING CLASS OF COMMON STOCK, ITS $.01 PER SHARE PAR VALUE COMMON STOCK WAS 8,521,147.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

THE INFORMATION SET FORTH UNDER ITEMS 10, 11, 12 AND 13 OF PART III OF THIS REPORT IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR ITS 2002 ANNUAL MEETING OF STOCKHOLDERS THAT WILL BE FILED NO LATER THAN APRIL 30, 2002.

================================================================================

                     HERITAGE FINANCIAL HOLDING CORPORATION

                          2001 FORM 10-K ANNUAL REPORT


                                TABLE OF CONTENTS


ITEM NUMBER
IN FORM 10-K                                          DESCRIPTION                                          PAGE
------------                                          -----------                                          ----
PART I
   Item 1.            Business...................................................................            3

   Item 2.            Properties.................................................................           12

   Item 3.            Legal Proceedings..........................................................           12

   Item 4             Submission of Matters to a Vote of Security Holders........................           12

PART II
   Item 5.            Market for the Registrant's Common Equity and Related
                         Stockholder Matters.....................................................           12

   Item 6.            Selected Financial Data....................................................           14

   Item 7.            Management's Discussion and Analysis of Financial Condition
                         and Results of Operations...............................................           15

   Item 7A.           Quantitative and Qualitative Disclosures About Market Risk.................           40

   Item 8.            Financial Statements and Supplementary Data................................           41

   Item 9.            Changes in and Disagreements With Accountants on Accounting
                         and Financial Disclosure................................................           78

PART III
   Item 10.           Directors and Executive Officers of the Registrant.........................           78

   Item 11.           Executive Compensation.....................................................           78

   Item 12.           Security Ownership of Certain Beneficial Owners and
                         Management and Related Stockholder Matters..............................           78

   Item 13.           Certain Relationships and Related Transactions.............................           78

PART IV
   Item 14.           Exhibits, Financial Statement Schedules and Reports on Form 8-K............           79

                                     PART I

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         This Annual Report and documents incorporated by reference herein, may contain certain statements relating to our future results based on information currently available. The presentations, and certain of the other disclosures in this Annual Report, including any statements preceded by, followed by or which include the words, "may," "could," "should," "will," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan," "assume," or similar expressions, constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements, implicitly and explicitly, include the assumptions underlying the statements and other information with respect to our beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business, including our expectations and estimates with respect to our revenues, expenses, return on equity, return on assets, efficiency ratio, asset quality and other financial data and capital and performance ratios.

         Although we believe that the expectations reflected in our forward-looking statements are reasonable, these statements involve risks and uncertainties, which are subject to change based on various important factors (some of which are beyond our control). The following factors, among others, could cause our financial performance to differ materially from our goals, plan, objectives, intentions, expectations, and other forward-looking statements: (1) the strength of the United States economy in general and the strength of the regional and local economics in which we conduct operations; (2) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations; (4) our timely development of new products and services to a changing environment, including the features, pricing and quality compared to the products and services of our competitors; (5) the willingness of users to substitute competitors' products and services for our products and services; (6) the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking securities and insurance, and the application thereof by regulatory bodies; (7) technological changes; (8) changes in consumer spending and savings habits; and (9) regulatory or judicial proceedings.

         If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by forward-looking information and statements contained in this Annual Report. We do not intend to update or revise our forward-looking information and statements, whether written or oral, to reflect any changes. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.


ITEM 1.    BUSINESS

GENERAL

         We are a Delaware-chartered bank holding company headquartered in Decatur, Alabama. We offer a broad range of banking and related products and services in eight locations in Northern Alabama through Heritage Bank, an Alabama banking corporation and our principal subsidiary. We had assets of approximately $568 million, loans of approximately $505 million, deposits of approximately $504 million and stockholders' equity of approximately $36 million at December 31, 2001. Our principal executive offices are located at 211 Lee Street, N.E., Decatur, Alabama 35601, and the telephone number is (256) 355-9500.

RECENT DEVELOPMENTS

         In January 2002, Heritage Bank opened a new office in Trussville, Alabama, a rapidly growing suburb of metropolitan Birmingham. The Bank is leasing approximately 4,000 square feet of space in a new 10,000 square foot building located in a highly traversed area of Trussville. The Company and the Bank believe this location will be a great success this year and over time.

         On March 12, 2002, Reginald D. Gilbert, President, Chief Executive Officer and Director of the Company and the Bank, elected to voluntarily retire as an employee and sever his relationship with the Company and the

Bank. In conjunction with his retirement and severance, the Company and Reginald
D. Gilbert ("Gilbert") entered into a "Retirement, Release and Settlement Agreement" (the "Agreement"), providing for severance pay and certain other nonqualified retirement benefits in consideration of his retirement, his years of service and certain non-competition and other agreements and covenants. Our independent accountants have notified us that current accounting regulations require that substantially all of the benefits to be received by Gilbert from the Company, as provided for in the Agreement must be reflected as compensation cost in our 2002 consolidated financial statements. The aggregate amount of compensation cost, net of tax benefit, to be recognized by us as a charge against 2002 earnings, due solely to the provisions of the Agreement, is estimated to be approximately $3.7 million or $0.43 per common share. Although our earnings will be adversely affected, the nature of Gilbert's benefits allows for an offsetting increase in stockholders' equity of approximately $4.3 million, thereby increasing stockholders' equity by approximately $600,000 more than the charge against earnings. Net book value per share would therefore increase by approximately $0.07 per common share due solely to the provisions of the Agreement. The Board of Directors has begun a formal search process for a new President and Chief Executive Officer of the companies. In the meantime, the Board of Directors has elected Harold B. Jeffreys, a Director, as Interim President and Chief Executive Officer.

         On April 9, 2002, the Board of Directors voted to disengage with its current investment banking firm and cease any further negotiations with other banks or bank holding companies regarding a possible merger. The Board has decided to focus on selecting a new President and Chief Executive Officer and other senior management officers of the Company including a Chief Financial Officer, and take steps to generate growth for the Company along all lines of business.

         At the same meeting on April 9, 2002, the Board elected Timothy A. Smalley, Chairman of the Board and Director, as interim Chief Financial Officer. Mr. Smalley is a certified public accountant and has provided certain accounting services to the Company over the past several years. The Board has full confidence in Mr. Smalley and believes that he will provide the Company with efficient and effective service in this capacity until such time as the Board selects a permanent Chief Financial Officer.

         Finally, on April 9, 2002, the Board of Directors also accepted the resignations of all the current inside directors from the Board, including: John
W. Whitley, President, Heritage Bank Decatur, Vernon C. Bice, President, Heritage Bank Huntsville, and Michael R. Washburn, President, Heritage Bank Birmingham. These individuals believed it would benefit the Company on many levels if they would remove themselves from the direct oversight responsibility of the Board of Directors. The city presidents plan to focus going forward on growing the Company and the Bank at the operations level and provide support and information to the Board of Directors in order to increase overall stockholder value.

SERVICES

         We focus on commercial, consumer, residential mortgage and real estate construction lending to customers in our local markets. Our retail loan products include mortgage banking services, home equity lines of credit, consumer loans, including automobile loans, and loans secured by certificates of deposit and savings accounts. Our commercial loan products include working capital lines of credit, term loans for both real estate and equipment, letters of credit and Small Business Administration loans. We also offer a variety of deposit programs to individuals and businesses and other organizations, including a variety of personal checking, savings, money market and NOW accounts, as well as business checking and saving accounts. In addition, we offer individual retirement accounts, safe deposit and night depository facilities and additional services such as internet banking and the sale of traveler's checks, money orders and cashier's checks.

MARKET AREAS

         The Company conducts its banking activities in Morgan, Madison and Jefferson counties in Alabama and in the surrounding vicinities. Within those areas, the Company has banking offices located in the cities of Decatur, Huntsville, Madison, Birmingham and Trussville, Alabama.

LENDING ACTIVITIES

         General. We offer a range of lending services, including real estate, consumer and commercial loans, primarily to individuals and businesses and other organizations that are located in or conduct a substantial portion of their business in our market areas. Our total loans at December 31, 2001 were $505.4 million, or 91.7% of total earning assets. The interest rates we charge on loans vary with the risk, maturity and amount of the loan and are subject to competitive pressures, money market rates, availability of funds and government regulations. We do not have any foreign loans or loans for highly leveraged transactions.

LOAN PORTFOLIO

         Real Estate Loans - Loans secured by real estate are a significant component of our loan portfolio, constituting $344.7 million, or 68.2% of total loans at December 31, 2001. Our primary type of real estate loan is single-family first mortgage loans, typically structured with fixed or adjustable interest rates, based on market conditions. Fixed rate loans usually have terms of five years or less, with payments through the date of maturity generally based on a 15 to 30 year amortization schedule. Adjustable rate loans generally have a term of 5 to 30 years. We charge an origination fee on these mortgage loans.

         Our nonresidential mortgage loans include commercial, industrial and land loans. The commercial real estate loans are typically used to provide financing for retail establishments, offices and manufacturing facilities. We generally require nonresidential mortgage loans to have an 80% loan-to-value ratio and usually underwrite commercial loans on the basis of the borrower's cash flow and ability to service the debt from earnings, more than on the basis of the value of the collateral. Terms are typically five years and may have payments through the date of maturity based on a 15 to 30 year amortization schedule. Construction loans usually have a term of twelve months and generally require personal guarantees.

         Commercial, Financial and Agricultural Loans - At December 31, 2001, we had general commercial, financial and agricultural loans of $138.3 million, comprising 27.4% of the total loan portfolio. Commercial loans consist primarily of operating loans made to manufacturers, wholesalers and retailers of goods, service companies and other industries. We concentrate on making loans to small to medium size companies. The primary repayment risk for commercial loans is the failure of the borrower due to economic or financial factors. Although we typically look to a commercial borrower's cash flow as the principal source of repayment, many commercial loans are secured by inventory, equipment, accounts receivable and other assets. These loans are typically made on terms up to five years at fixed or variable rates and are secured by accounts receivable, inventory or, in the case of equipment loans, the financed equipment. We attempt to reduce our credit risk on commercial loans by limiting the loan to value ratio to 65% on loans secured by accounts receivable or inventory and 75% on equipment loans. Agricultural loans are comprised of loans to finance agricultural production, loans to farmers and loans secured by farmland. We are able to manage the risks inherent in these types of loans due to our small number of agricultural loans.

         Consumer Loans - At December 31, 2001, loans to individuals for personal expenditures totaled $22.3 million, comprising some 4.4% of our loan portfolio. These consumer loans include credit card loans and other revolving plans, as well as other consumer loans to purchase automobiles, recreational vehicles, mobile homes, appliances and boats. Consumer loans are underwritten based on the borrower's income, current debt, credit history and collateral. Terms generally range from four to five years on automobile loans and one to three years on other consumer loans.

CREDIT PROCEDURES AND REVIEW

         Loan Approval - We attempt to minimize loan losses through various means and uses generally recognized underwriting criteria. In particular, on larger credits, we generally rely on the cash flow of a debtor as the source of repayment and secondarily on the value of the underlying collateral. In addition, we attempt to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral.

         We address repayment risks by adhering to internal credit policies and procedures that include officer and customer lending limits, a multi-layered loan approval process for larger loans, periodic documentation examination and follow-up procedures for any exceptions to credit policies. The point in our loan approval process at which a loan is approved depends on the size of the borrower's credit relationship with the Bank.

         Loan Review - The Bank has a loan review process designed to promote early identification of credit quality problems. All lending officers are charged with the responsibility of reviewing all past due loans in their respective portfolios. Lending officers establish a watch list of loans to be reviewed by management and the Board of Directors. Lending officers also conduct a regular centralized internal review which tests compliance with loan policy and documentation for all loans over $250,000 and a sampling of smaller loans.

         The entire loan portfolio undergoes close scrutiny to maintain its quality and diversity and to assure proper documentation. This policy also requires that each loan have an agreed upon repayment schedule and gives individual lending officers the responsibility of obtaining, and analyzing current credit information. Maximum loan to value ratios and terms are established in the policy for the various types of loans. The criteria outlined in the Bank's loan policy follows guidelines provided by banking regulators in terms of loan to value ratios, etc. Through the Bank's credit policy and credit review procedures, management believes that it is able to identify areas of concern in the loan portfolio and to take corrective action when necessary.

DEPOSITS

         Core deposits are our principal source of funds, constituting approximately 72.0% of our total deposits as of December 31, 2001. Core deposits consist of demand deposits, interest-bearing transaction accounts, savings deposits and certificates of deposit (excluding certificates of deposits and other time deposits over $100,000). Transaction accounts include checking, money market and NOW accounts that provide the Bank with a source of fee income and cross-marketing opportunities, as well as a low-cost source of funds. Time and savings accounts also provide a relatively stable and low-cost source of funding. The largest source of funds for the Bank is certificates of deposit. Certificates of deposit in excess of $100,000 are held primarily by customers in our market areas.

         Deposit rates are reviewed weekly by senior management. We believe our rates are competitive with those offered by competing institutions in our market areas; however, we focus on customer service, not high rates, to attract and retain deposits.

COMPETITION

         The banking industry is highly competitive, and our profitability depends principally on our ability to compete in our market areas. In our market areas, we face competition from both regional banks and smaller community banks. We encounter strong competition both in making loans and attracting deposits. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges. Customers also consider the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits, and may also consider the fact that other banks offer different services. Many of the large regional banks against which we compete have significantly greater lending limits and may offer additional products; however, we believe we have been able to compete effectively with other financial institutions, regardless of their size, by emphasizing customer service and by providing a wide array of services. In addition, most of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. See "Supervision and Regulation." Competition may further intensify if additional financial services companies enter markets in which we conduct business.


EMPLOYEES

         As of December 31, 2001, the Company employed approximately 105 individuals of which approximately 93 were full-time employees. We believe that our employee relations have been good and continue to be good.


SUPERVISION AND REGULATION

         We are a bank holding company under the Bank Holding Company Act ("BHCA"). We are subject to the supervision, examination and reporting requirement of the Federal Reserve Board and the BHCA. The BHCA and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

         The supervision and regulation of bank holding companies and their subsidiaries are intended primarily for the protection of depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation (the "FDIC") and the banking system as a whole, not for the protection of bank holding company stockholders or creditors. The banking agencies have broad enforcement power over bank holding companies and banks, including the power to impose substantial fines and other penalties for violation of laws and regulations. The following description summarizes some of the laws to which we are subject. References herein to applicable statutes and regulations are brief summaries thereof, do not purport to be complete and are qualified in their entirety by reference to such statutes and regulations.

         Heritage Bank, an Alabama state chartered bank, is subject to the regulation, supervision and examination by the Federal Deposit Insurance Corporation and the Alabama Banking Department.

         Regulatory Restrictions on Dividends - The payment of dividends to the Company by the Bank is subject to certain restrictions imposed by state and federal banking laws, regulations and authorities. The Federal Reserve Board requires that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the bank holding company's expected future needs and financial condition. This policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength for its banking subsidiaries.

         Under Alabama law, a bank may not pay a dividend in excess of 90% of its net earnings until the bank's surplus is equal to at least 20% of its capital. The Bank is also required by Alabama law to obtain the prior approval of the Superintendent of the State Banking Department of Alabama for its payment of dividends if the total of all dividends declared by the Bank in any calendar year will exceed the total of (1) the Bank's net earnings (as defined by statute) for that year, plus (2) its retained net earnings for the preceding two years, less any required transfers to surplus. In addition, no dividends may be paid from the Bank's surplus without the prior written approval of the Superintendent.

         In addition, federal bank regulatory authorities have authority to prohibit the payment of dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company experiencing earnings weaknesses should not pay cash dividends that exceed its net income or that could only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. Our ability and the Bank's ability to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines.

         At December 31, 2001, an aggregate of approximately $3.4 million was available for payment of dividends by the Bank to the Company under applicable restrictions, without obtaining regulatory approval.

         Source of Strength - Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength for its bank subsidiary and commit resources to its support. This support may be required by the Federal Reserve Board at times when, absent this policy, a bank holding company may not be inclined. A bank holding company, in certain circumstances, could be required to guarantee the capital plan of an undercapitalized banking subsidiary. In addition, any capital loans by a bank holding company to any of its depository institution subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of the banks.

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

         Safe and Sound Banking Practices - Bank holding companies are not permitted to engage in unsafe or unsound banking practices. The Federal Reserve Board has broad authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe or unsound banking practices or which constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing or reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1,000,000 for each day the activity continues.

         Capital Adequacy Requirements - We are required to comply with the capital adequacy standards established by the Federal Reserve Board, and the Bank is subject to additional requirements of the FDIC and the Alabama Banking Department. The Federal Reserve Board has adopted two basic measures of capital adequacy for bank holding companies: a risk-based measure and leverage measure. All applicable capital standards must be satisfied for a bank holding company to be in compliance.

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

         The minimum guidelines for the ratio ("Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risked-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. At least half of Total Capital must be comprised of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital").

         In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at December 31, 2001, was 7.86%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a tangible Tier 1 Capital Leverage Ratio (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

         The federal banking regulatory agencies' ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Bank holding companies not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The Federal Reserve Board may set capital requirements for a particular bank holding company that are higher than the minimum ratios when certain circumstances warrant.

         The Bank was in compliance with the applicable minimum capital requirements at December 31, 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Failure to meet capital guidelines could subject the Bank to a variety of enforcement measures and remedies by federal bank regulatory agencies, including termination of deposit insurance and other restrictions on business.

         As of December 31, 2001, both the Company and the Bank were "well capitalized."

         Acquisitions by Bank Holding Companies - The BHCA requires every bank holding company to obtain prior approval of the Federal Reserve Board before it
(1) may acquire all or substantially all of the assets of any bank; (2) may acquire direct or indirect ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank; or (3) may merger or consolidate with any other bank holding company. In approving bank acquisitions by bank holding companies, the Federal Reserve Board is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served and various other factors.

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

         Control Acquisitions - The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, would, under the circumstances set forth in the presumption, constitute acquisition of control of that bank holding company.

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

         Branching - The BHCA, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") repealed prior statutory restrictions on interstate banking, such that a bank holding company may acquire a bank located in any other state, and any bank holding company located outside Alabama may lawfully acquire any Alabama-based bank regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements and other restrictions. In addition, the Interstate Banking Act generally provided that after June 1, 1997, national state-chartered banks may branch interstate through acquisition of banks in other states. The State of Alabama has laws relating specifically to acquisition of banks, bank holding companies and other types of financial institutions in each state, by financial institutions that are based in, and not based in those states. Alabama law has set five years as the minimum age of banks which may be acquired.

         Restrictions on Transactions With Affiliates and Insiders - Transactions between the Bank and its affiliates, including the Company, are subject to Sections 23A and 23B of the Federal Reserve Act. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of the Company or any of its subsidiaries. Section 23B of the Federal Reserve Act generally requires that certain transactions between a bank and its respective affiliates be on terms substantially the same, or at least as favorable to such bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons.

         The restrictions on loans to directors executive officers, principal stockholders and their related interests (collectively referred to herein as "insiders") contained in the Federal Reserve Act and Regulation O apply to all insured institutions and their subsidiaries and bank holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution's total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions. State banking laws also have similar provisions.

         FDIC Insurance Assessments - Pursuant to FDIA, the FDIC adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied.

         Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

         Community Reinvestment Act - The Bank is subject to the CRA. The
CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank's record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") requires federal banking agencies to make public a rating of a bank's performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed by federal banking agencies in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or thrift or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. The Bank has received a satisfactory CRA rating from federal banking agencies.

         Consumer Laws and Regulations - In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act and the Fair Housing Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans to or engaging in other types of transactions with such customers.

INSTABILITY OF REGULATORY STRUCTURE

         Various bills are routinely introduced in the United States Congress and the Alabama legislature with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulations of banks and the financial services industry. We cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect us.

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

         Federal Reserve Board monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on our business and earnings cannot be predicted.







              [The remainder of this page intentionally left blank]

ITEM 1 - STATISTICAL DISCLOSURE

                                                                                                               Page(s)

Loan Portfolio............................................................................................       17

Selected Loan Maturity and Interest Rate Sensitivity......................................................       17

Securities Portfolio......................................................................................       18

Securities Portfolio Maturity Schedule....................................................................       19

Maturities of Large Time Deposits.........................................................................       20

Maturities of Long-Term Debt..............................................................................       21

Return on Equity and Assets...............................................................................       22

Capital Adequacy Ratios...................................................................................       22

Interest Rate Sensitivity Analysis........................................................................       24

Average Balances, Interest Income/Expense and Yields/Rates................................................       26

Rate/Volume Variance Analysis.............................................................................       27

Summary of Loan Loss Experience...........................................................................       29

Allocation of Loan Loss Reserve...........................................................................       30

Nonperforming Assets......................................................................................       31

Noninterest Income........................................................................................       31

Noninterest Expenses......................................................................................       32

Interest Rate Risk........................................................................................       34

ITEM 2.     PROPERTIES

         Our headquarters are located at 211 Lee Street, N.E., Decatur, Morgan County, Alabama. We operate eight banking offices throughout Northern Alabama. We own two and lease six of these offices. Rental expense on the leased properties totaled approximately $428,000 in 2001.


ITEM 3.    LEGAL PROCEEDINGS

         While we may from time-to-time be a party to various legal proceedings arising from the ordinary course of business, we believe that there are currently no proceedings threatened or pending against us at this time that will, individually or in the aggregate, materially or adversely affect our business, financial condition or results of operations.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year covered by this report.


                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

         The Company is not listed on any exchange and there is no organized trading market for the shares of its common stock. When shares are traded, they are traded in privately negotiated transactions.

         The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices of the Company's common stock.

                                                              High          Low
                                                            ---------    ---------
         2001        First Quarter......................    $  13.00     $   12.50
                     Second Quarter.....................       13.00         12.00
                     Third Quarter......................       13.00         12.00
                     Fourth Quarter.....................       12.50          8.00

         2000        First Quarter......................    $  10.00     $   10.00
                     Second Quarter.....................       11.00         11.00
                     Third Quarter......................       11.50         11.00
                     Fourth Quarter.....................       11.50         11.50


         As of December 31, 2001, the Company had approximately 1,037 stockholders of record.

         Holders of our common stock are entitled to receive dividends when, as and if declared by our board of directors. We have never paid dividends on our common stock. We conduct our principal business through our subsidiaries, primarily the Bank. We derive cash available to pay dividends primarily, if not entirely, from dividends paid by our subsidiaries. There are certain restrictions that limit the Bank's ability to pay dividends to us and on our ability to pay dividends. Our ability to pay dividends to our stockholders will depend on our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors deemed relevant by our board of directors. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not at the present time anticipate paying any cash dividends on our common stock in the foreseeable future.

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





/s/ Timothy A. Smalley                               /s/ Harold B. Jeffreys
Timothy A. Smalley                                   Harold B. Jeffreys
Chairman of the Board                                Interim President and
and Interim Chief                                    Chief Executive Officer
Financial Officer

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth selected financial data and ratios for the Company and should be read in conjunction with our consolidated financial statements including the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations." See "Item 8. Heritage Financial Holding Corporation and Subsidiaries Financial Statements."

                                                                                    Years ended December 31,
                                                                 ---------------------------------------------------------------
                                                                   2001          2000          1999          1998          1997
                                                                 --------      --------      --------      --------      -------
                                                                           (Dollars in thousands except per share data)
EARNINGS SUMMARY:
   Interest income .........................................     $ 44,253      $ 35,660      $ 17,248      $  9,383      $ 4,924
   Less interest expense ...................................       28,594        22,018         9,874         5,399        2,863
   Net interest income .....................................       15,659        13,642         7,374         3,984        2,061
   Provision for loan losses ...............................        3,602         3,389         1,808           828          336
   Net interest income after provision for
     loan losses ...........................................       12,057        10,253         5,566         3,156        1,725
   Noninterest income ......................................        1,556         1,039           642           397          174
   Noninterest expense .....................................       10,023         8,113         4,952         2,937        1,443
   Income before income taxes ..............................        3,590         3,179         1,256           616          456
   Applicable income taxes .................................        1,224           991           395           197          163
   Net income ..............................................        2,366         2,188           861           419          293

PER COMMON SHARE DATA:
   (Retroactively adjusted for effects of stock splits)
   Net income - basic ......................................     $   0.28      $   0.26      $   0.12      $   0.07      $  0.07
   Net income - diluted ....................................         0.23          0.22          0.11          0.07         0.07
   Cash dividends declared per common share ................         0.00          0.00          0.00          0.00         0.00

SELECTED AVERAGE BALANCES:
   Total assets ............................................     $559,921      $401,615      $213,101      $114,834      $62,371
   Total loans .............................................      489,897       333,340       172,418        83,217       42,989
   Securities ..............................................       26,662        23,183        19,405        15,786       14,121
   Earning assets ..........................................      546,517       389,795       204,643       109,675       58,846
   Deposits ................................................      496,283       348,819       180,072        94,796       53,928
   Stockholders' equity ....................................       34,178        29,910        19,062        11,606        7,692
   Shares outstanding (thousands) (split adjusted) .........        8,485         8,317         7,226         5,616        4,336

SELECTED PERIOD-END BALANCES:
   Total assets ............................................     $568,291      $471,458      $297,952      $167,378      $88,615
   Total loans .............................................      505,381       422,135       244,620       116,723       58,360
   Securities ..............................................       25,894        26,846        19,969        21,723       15,340
   Earning assets ..........................................      550,865       458,478       287,307       155,068       84,012
   Deposits ................................................      504,310       421,244       249,032       137,001       72,596
   Stockholders' equity ....................................       36,124        33,499        21,920        19,009       10,478
   Shares outstanding (thousands) (split adjusted) .........        8,515         8,476         7,581         7,192        5,342

SELECTED RATIOS:
   Return on average equity ................................         6.92%         7.32%         4.52%         3.61%        3.81%
   Return on average assets ................................         0.42          0.54          0.40          0.36         0.47
   Net interest margin (taxable equivalent) ................         2.88          3.52          3.63          3.65         3.52
   Allowance for loan losses to loans ......................         1.20          1.20          1.24          1.20         1.20
   Net charge-offs to average loans ........................         0.53          0.41          0.10          0.15         0.01
   Average equity to average assets ........................         6.10          7.45          8.95         10.11        12.33

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following is a narrative discussion and analysis of significant changes in our results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and selected financial data included elsewhere in this Annual Report.

         Our principal subsidiary is Heritage Bank, a financial institution organized and existing under the laws of Alabama and headquartered in Decatur, Alabama. The Bank operates eight offices throughout Northern Alabama. The Company also has another wholly-owned subsidiary, Heritage Financial Statutory Trust I ("Heritage Trust"), a Connecticut statutory trust. Heritage Trust is a consolidated special purpose entity formed solely to issue cumulative trust preferred securities.

         The Company was established in the year 2000 in order to facilitate a reorganization and merger of the Company and the Bank into a bank holding company structure. The reorganization was effective on August 31, 2000.

RECENT DEVELOPMENTS

         In January 2002, Heritage Bank opened a new office in Trussville, Alabama, a rapidly growing suburb of metropolitan Birmingham. The Bank is leasing approximately 4,000 square feet of space in a new 10,000 square foot building located in a highly traversed area of Trussville. The Company and the Bank believe this location will be a great success this year and over time.

         On March 12, 2002, Reginald D. Gilbert, President, Chief Executive Officer and Director of the Company and the Bank, elected to voluntarily retire as an employee and sever his relationship with the Company and the Bank. In conjunction with his retirement and severance, the Company and Reginald D. Gilbert ("Gilbert") entered into a "Retirement, Release and Settlement Agreement" (the "Agreement"), providing for severance pay and certain other nonqualified retirement benefits in consideration of his retirement, his years of service and certain non-competition and other agreements and covenants. Our independent accountants have notified us that current accounting regulations require that substantially all of the benefits to be received by Gilbert from the Company, as provided for in the Agreement must be reflected as compensation cost in our 2002 consolidated financial statements. The aggregate amount of compensation cost, net of tax benefit, to be recognized by us as a charge against 2002 earnings, due solely to the provisions of the Agreement, is estimated to be approximately $3.7 million or $0.43 per common share. Although our earnings will be adversely affected, the nature of Gilbert's benefits allows for an offsetting increase in stockholders' equity of approximately $4.3 million, thereby increasing stockholders' equity by approximately $600,000 more than the charge against earnings. Net book value per share would therefore increase by approximately $0.07 per common share due solely to the provisions of the Agreement. The Board of Directors has begun a formal search process for a new President and Chief Executive Officer of the companies. In the meantime, the Board of Directors has elected Harold B. Jeffreys, a Director, as Interim President and Chief Executive Officer.

         On April 9, 2002, the Board of Directors voted to disengage with its current investment banking firm and cease any further negotiations with other banks or bank holding companies regarding a possible merger. The Board has decided to focus on selecting a new President and Chief Executive Officer and other senior management officers of the Company including a Chief Financial Officer, and take steps to generate growth for the Company along all lines of business.

         At the same meeting on April 9, 2002, the Board elected Timothy A. Smalley, Chairman of the Board and Director, as interim Chief Financial Officer. Mr. Smalley is a certified public accountant and has provided certain accounting services to the Company over the past several years. The Board has full confidence in Mr. Smalley and believes that he will provide the Company with efficient and effective service in this capacity until such time as the Board selects a permanent Chief Financial Officer.

         Finally, on April 9, 2002, the Board of Directors also accepted the resignations of all the current inside directors from the Board, including:
John W. Whitley, President, Heritage Bank Decatur, Vernon C. Bice, President, Heritage Bank Huntsville, and Michael R. Washburn, President, Heritage Bank Birmingham. These individuals believed it would benefit the Company on many levels if they would remove themselves from the direct oversight responsibility of the Board of Directors. The city presidents plan to focus going forward on growing the Company and the Bank at the operations level and provide support and information to the Board of Directors in order to increase overall stockholder value.

SUMMARY

         Our net income for 2001 was $2,366,000, an 8.2% increase from 2000 which was $2,188,000. Net income for the year 2000 represented a 154.1% increase from 1999 net income of $861,000. Our basic earnings per common share for 2001, 2000 and 1999 were $0.28, $0.26 and $0.12, respectively. Pretax income for 2001 increased $411,000 or 12.9% from 2000 and pretax income for 2000 increased $1,923,000 or 153.1% from 1999.

         The increase in net income each year is primarily attributable to increased net interest income, while the Company's provision for loan losses and noninterest expenses increased by lesser amounts.

EARNING ASSETS

         Our total assets were $568,291,000 at December 31, 2001, an increase of $96,833,000, or 20.5% from $471,458,000 as of December 31, 2000. The increase in total assets primarily related to an increase in loans, net of unearned income, of $83,246,000 and mortgage loans held-for-sale of $12,548,000. The increase in total assets was funded primarily by an increase in deposits and our issuance of subordinated debentures.

         Our average earning assets were approximately $546,517,000 in 2001, representing an increase of $156,722,000 or 40.21% over 2000. Average earning assets in the year 2000 were approximately $389,795,000, representing an increase of $185,152,000 or 90.48% over the 1999 amount of $204,643,000.

         Management considers many criteria in managing assets, including creditworthiness, diversification and structural characteristics, maturity and interest rate sensitivity. The following table sets forth the Bank's interest-earning assets by category at December 31, in each of the last three years.

                                                        Years Ended December 31,
                                                  ----------------------------------
                                                     2001        2000         1999
                                                  ----------   ---------   ---------
                                                            (In thousands)
Interest-bearing deposits with banks..........    $      326   $     817   $   9,533
Securities....................................        25,894      26,846      19,969
Federal funds sold............................         6,716       8,680      13,185
Mortgage loans held-for-sale..................        12,548          --          --
Loans:
   Real estate................................       344,749     296,025     162,075
   Commercial and other.......................       160,632     126,110      82,545
                                                  ----------   ---------   ---------
     Total loans..............................       505,381     422,135     244,620
                                                  ----------   ---------   ---------

Interest-earning assets ......................    $  550,865   $ 458,478   $ 287,307
                                                  ==========   =========   =========

LOAN PORTFOLIO

         Loans are the largest category of interest-earning assets and typically provide higher yields than other types of interest-earning assets. Loans involve inherent risk and liquidity risks which management attempts to control and mitigate. Our average loans increased $156,557,000 or 46.97% from year-end 2000 to 2001. The increase in loans was a result of strong loan demand. Loan growth for 2001 was funded primarily through customer deposits. The most significant loan increase came from commercial, financial and agricultural loans which increased approximately $32,951,000 or 31.26% over the 2000 year end amount.

         Our average loans increased $160,922,000 or 93.33% from year-end 1999 to 2000. The increase in loans was a result of continued loan demand. Loan growth for the year 2000 was funded primarily through customer deposits. The most significant loan increase came from real estate loans which increased by $133,950,000 or 82.6% over 1999.

         The Loan Portfolio table presents the classifications of loans by major category at December 31, 2001, and for each of the preceding four years.

                                 LOAN PORTFOLIO

                                                                     December 31,
                     ---------------------------------------------------------------------------------------------------------
                             2001                 2000                   1999                 1998                 1997
                     -------------------   -------------------   -------------------  -------------------  -------------------
                                 Percent               Percent               Percent              Percent              Percent
                                   of                    of                    of                   of                   of
                      Amount      Total     Amount      Total     Amount      Total    Amount      Total    Amount      Total
                     --------    -------   --------    -------   --------    -------  --------    -------  --------    -------
                                                           (Dollars in Thousands)
Commercial,
  financial and
  agricultural ....  $138,344     26.71%   $105,393     24.97%   $ 66,144     27.04%  $ 45,105     38.64%  $ 25,069     42.95%
Real estate -
  construction ....    70,073     13.53      90,603     21.46      49,432     20.21     12,583     10.78      1,833      3.14
Real estate -
  mortgage ........   274,676     55.46     205,422     48.66     112,643     46.05     45,320     38.83     24,094     41.29
Consumer ..........    22,288      4.30      20,717      4.91      16,410      6.70     13,658     11.70      6,995     11.99
Other .............        --      0.00          --      0.00          --      0.00         57      0.05        369      0.63
                     --------    -------   --------    -------   --------    -------  --------    -------  --------    -------
                      505,381    100.00%    422,135    100.00%    244,629    100.00%   116,723    100.00%    58,360    100.00%
                                 ======                ======
Allowance for
  loan losses .....    (6,074)               (5,065)               (3,036)              (1,402)                (700)
Unearned income ...        --                    --                    (9)                  --                   --
                     --------              --------              --------             --------             --------
Net loans .........  $499,307              $417,070              $241,584             $115,321              $57,660
                     ========              ========              ========             ========              =======

         The following table sets forth maturities of selected categories of the loan portfolio and the related sensitivity to interest rate changes.


              SELECTED LOAN MATURITY AND INTEREST RATE SENSITIVITY

                                                                                             Rate Structure for Loans
                                                        Maturity                              Maturing Over One Year
                                      ------------------------------------------------   ------------------------------
                                                    Over One
                                        One           Year        Over                   Predetermined     Floating or
                                      Year or       Through       Five                     Interest        Adjustable
                                        Less       Five Years     Years        Total          Rate             Rate
                                      --------     ----------    -------      --------   -------------     -----------
                                                                   (Amounts in thousands)
Commercial, financial
  and agricultural .............      $ 68,524      $59,358      $10,462      $138,344      $47,483         $22,337

Real estate - construction .....        54,972       13,915        1,186        70,073        9,138           5,963
                                      --------      -------      -------      --------      -------         -------

    Total ......................      $123,496      $73,273      $11,648      $208,417      $56,621         $28,300
                                      ========      =======      =======      ========      =======         =======


SECURITIES PORTFOLIO

         Our securities portfolio decreased by $952,000 or 3.55% from the year 2000 to 2001. The balance in the securities portfolio decreased as a result of strong loan demand in 2001. Our securities portfolio increased by $6,877,000 or 34.44% from 1999 to 2000. The balance in the securities portfolio increased as funds became available throughout the year 2000.

         We maintain an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Bank maintains one classification of securities: "Available-for-Sale." The classification of securities as Available-for-Sale is consistent with our investment philosophy of maintaining flexibility to manage the portfolio. The Available-for-Sale securities are carried at fair market value and represent all of our securities at year-end 2001 and 2000. At year-ends 2001 and 2000, unrealized gains (losses) in the Available-for-Sale portfolio amounted to ($94,581) and ($264,845), respectively.

         At year-ends 2001 and 2000, obligations of the United States Government or its agencies and obligations of states and political subdivisions represented approximately 73.0% and 81.1%, respectively, of our securities portfolio.

         The following table presents the carrying amounts of our securities portfolio at December 31, in each of the last three years.


                              SECURITIES PORTFOLIO

                                                                               December 31,
                                                                     -------------------------------
                                                                        2001       2000       1999
                                                                     ---------   --------   --------
                                                                           (In thousands)
AVAILABLE-FOR-SALE
   U.S. government and agencies.................................     $  15,697   $ 18,450   $ 14,168
   Mortgage-backed securities...................................           617      1,020      1,367
   Asset-backed securities......................................         4,474      1,986         --
   State and municipal..........................................         2,590      2,300      2,085
   Corporate debt securities....................................         1,190      1,244      1,099
   Equity securities............................................         1,326      1,846      1,250
                                                                     ---------   --------   --------

     Total......................................................     $  25,894   $ 26,846   $ 19,969
                                                                     =========   ========   ========

         The maturities and weighted average yields of the investments in the 2001 portfolio of securities are presented below.

                      SECURITY PORTFOLIO MATURITY SCHEDULE

                                                                          Maturing
                                    ---------------------------------------------------------------------------------
                                         Within             After One But       After Five But            After
                                        One Year          Within Five Years    Within Ten Years          Ten Years
                                    ----------------      -----------------    ------------------    ----------------
                                    Amount     Yield      Amount      Yield    Amount      Yield     Amount     Yield
                                    ------     -----      ------      -----    ------      -----     ------     -----
                                                                (Amounts in thousands)
SECURITIES AVAILABLE-FOR-SALE
   (amortized cost)
   U.S. Government and agencies..   $   --      0.00%     $ 5,791     5.49%    $ 5,896     5.17%     $ 3,995    6.14%
   Mortgage-backed securities....       --      0.00           --     0.00          --     0.00          613    5.62
   Asset-backed securities.......       --      0.00           --     0.00       1,984     2.59        2,467    2.56
   State and municipal (1).......       --      0.00           --     0.00          --     0.00        2,666    5.23
   Corporate debt securities.....       --      0.00           --     0.00          --     0.00        1,250    7.00
   Equity securities.............       --      0.00           --     0.00          --     0.00        1,326    7.74
                                    ------                -------              -------               -------

                                    $   --      0.00      $ 5,791     5.49     $ 7,880     4.52      $12,317    5.46
                                    ======                =======              =======               =======

-----------------
(1) The weighted average yields are calculated on the basis of the cost and effective yield weighted for the scheduled maturity of each security. The weighted average yields on tax-exempt obligations have been computed on a fully taxable equivalent basis using a tax rate of 34%. The taxable equivalent adjustment represents the annual amounts of income from tax-exempt obligations multiplied by 152%.



         We did not hold any securities of which the aggregate value on December 31, 2001, 2000 and 1999 exceeded ten percent of stockholders' equity at that date. (Securities which are payable from and secured by the same source of revenue or taxing authority are considered to be securities of a single issuer. Securities of the U.S. Government and U.S. Government agencies and corporations are not included.)

DEPOSITS AND BORROWED FUNDS

         Our average deposits rose $147,464,000 or 42.28% from the year 2000 to 2001. Total deposits increased $83,066,000 or 19.72% from 2000 to 2001. The largest area of growth in 2001 was in other time deposits of less than $100,000, which increased $33,227,000 or 16.08%. From 2000 to 2001, other time deposits of more than $100,000 increased $7,126,000 or 5.31%. Savings deposits increased $13,501,000 or 38.92%, and interest-bearing demand accounts increased $19,570,000 or 57.21%. From year-end 2000 to year-end 2001, total non-interest bearing deposits increased $9,642,000 or 82.74%. Deposit growth has been generated primarily in our local markets.

         Our average deposits rose $168,747,000 or 93.71% from 1999 to 2000. Total deposits increased $172,212,000 or 69.15% from 1999 to 2000. The largest area of growth in 2000 was in other time deposits of less than $100,000, which increased $96,022,000 or 86.83%. From 1999 to 2000, other time deposits of more than $100,000 increased $61,975,000 or 85.93%, savings deposits increased $10,415,000 or 42.91%, and interest-bearing demand accounts increased $5,836,000 or 20.57%. From year-end 1999 to year-end 2000, total non-interest bearing deposits decreased $2,036,000 or (14.87%).

         The following table sets forth our deposit structure at December 31, of each of the last three years.

                                                                                December 31,
                                                                     ---------------------------------
                                                                        2001       2000         1999
                                                                     ---------   ---------   ---------
                                                                                (In thousands)
Noninterest-bearing deposits:
   Individuals, partnerships and corporations....................    $  21,296   $  11,374   $  13,416
   U.S. Government and states and political subdivisions.........           --          --          --
   Certified and official checks.................................           --         280         274
                                                                     ---------   ---------   ---------
     Total noninterest-bearing deposits..........................       21,296      11,654      13,690
                                                                     ---------   ---------   ---------

Interest-bearing deposits:
   Interest-bearing demand accounts..............................       53,776      34,206      28,370
   Savings accounts..............................................       48,187      34,686      24,271
   Certificates of deposit, less than $100,000...................      239,831     206,604     110,582
   Certificates of deposit, more than $100,000...................      141,220     134,094      72,119
                                                                     ---------   ---------   ---------
     Total interest-bearing deposits.............................      483,014     409,590     235,342
                                                                     ---------   ---------   ---------

     Total deposits..............................................    $ 504,310   $ 421,244   $ 249,032
                                                                     =========   =========   =========


         The following table presents a breakdown by category of the average amount of deposits and the average rate paid on deposits for the periods indicated:

                                                                  Years Ended December 31,
                                            ---------------------------------------------------------------------
                                                    2001                    2000                      1999
                                            ------------------       ------------------       -------------------
                                             Amount       Rate        Amount       Rate        Amount       Rate
                                            --------      ----       --------      ----       --------      ----
                                                                   (Dollars in thousands)
Noninterest-bearing deposits .........      $ 16,975      0.00%      $ 13,116      0.00%      $  9,499      0.00%
Interest-bearing demand deposits .....        39,299      3.10         28,895      3.74         23,328      3.93
Savings deposits .....................        43,079      3.17         28,664      5.16         16,096      4.73
Time deposits ........................       396,930      6.09        278,144      6.58        131,149      5.73
                                            --------      ----       --------      ----       --------      ----

   Total deposits ....................      $496,283      5.39%      $348,819      5.98%      $180,072      5.11%
                                            ========                 ========                 ========


         At December 31, 2001, time deposits greater than $100,000 aggregated approximately $141,220,000. The following table indicates, as of December 31, 2001, the dollar amount of $100,000 or more by the time remaining until maturity (in thousands):


                        MATURITIES OF LARGE TIME DEPOSITS
                                 (In thousands)

         Three months or less...........................................................     $ 36,597
         Over three through six months..................................................       34,341
         Over six through twelve months.................................................       30,886
         Over twelve months.............................................................       39,396
                                                                                             --------

           Total........................................................................     $141,220
                                                                                             ========

         Borrowed funds of $23,000,000 as of December 31, 2001, consist of long-term Federal Home Loan Bank advances and an advance from a pooled trust preferred private placement for subordinated debentures. We had $13,500,000 in available lines to purchase Federal Funds, on an unsecured basis, from commercial banks. At December 31, 2001, 2000 and 1999, we had no funds advanced against these lines. We are also approved to borrow up to $59,000,000 under various short-term and long-term programs offered by the Federal Home Loan Bank of Atlanta. These borrowings are secured under a blanket lien agreement on certain qualifying mortgage instruments in loan and security portfolios. The unused portion of these available funds amounted to $46,000,000 at year-end 2001, $35,000,000 at year-end 2000 and $7,700,000 at year-end 1999.

         The following table sets forth the expected debt service for the next five years based on interest rates and repayment provisions as of December 31, 2001.


                          MATURITIES OF LONG-TERM DEBT
                                 (In thousands)

                                          2002        2003        2004        2005        2006
                                         ------      ------      ------      ------      ------
     Interest on indebtedness .....      $1,609      $1,609      $1,609      $1,609      $1,609
     Repayment of principal .......          --          --          --          --          --
                                         ------      ------      ------      ------      ------

                                         $1,609      $1,609      $1,609      $1,609      $1,609
                                         ======      ======      ======      ======      ======

CAPITAL RESOURCES

         Stockholders' equity increased $2,624,578 or 7.83% to $36,123,880 as of December 31, 2001. The increase in stockholders' equity was primarily attributable to net income. Stockholders' equity increased $11,579,252 or 52.82% to $33,499,302 as of December 31, 2000. Stockholders' equity increased $2,911,113 or 15.31% to $21,920,050 as of December 31, 1999. The increases in stockholders' equity in 2000 and 1999 were attributable to net income and the issuance of stock through exempt offerings, employee stock purchase plan purchases and the exercise of stock options.

         On February 22, 2001, Heritage Financial Statutory Trust I ("Heritage Trust"), a Connecticut statutory trust established by the Company, received $10,000,000 in proceeds in exchange for $10,000,000 principal amount of Heritage Trust's 10.20% cumulative trust preferred securities (the "preferred securities") in a pooled trust preferred private placement. The proceeds of that transaction were then used by Heritage Trust to purchase an equal amount of our 10.20% subordinated debentures (the "subordinated debentures"). We have fully and unconditionally guaranteed all obligations of Heritage Trust on a subordinated basis with respect to the preferred securities. We account for the Heritage Trust preferred securities as a minority interest. Subject to certain limitations, the preferred securities qualify as Tier 1 capital and are presented in the Consolidated Statements of Financial Condition as "Guaranteed preferred beneficial interests in the Company's subordinated debentures." The sole asset of Heritage Trust is the subordinated debentures issued by us. Both the preferred securities of Heritage Trust and our subordinated debentures each have 30-year lives. However, both the Company and Heritage Trust have a call option of ten years, subject to regulatory approval, or earlier, depending upon certain changes in tax or investment company laws, or regulatory capital requirements.

         A strong capital position, which is vital to our continued profitability, also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. The objective of management is to maintain a level of capitalization that is sufficient to take advantage of profitable growth opportunities while meeting regulatory requirements. This is achieved by improving profitability through effectively allocating resources to more profitable businesses, improving asset quality, strengthening service quality, and streamlining costs. The primary measures used by management to monitor the results of these efforts are the ratios of return on average assets, return on average common equity and average equity to average assets.

         The table below summarizes these and other key ratios for us for each of the last three years.


                           RETURN ON EQUITY AND ASSETS

                                                                            2001          2000          1999
                                                                            ----          ----          ----
Return on average assets...........................................         0.42%         0.54%         0.40%
Return on average common equity....................................         6.92          7.32          4.52
Dividend payout ratio..............................................         0.00          0.00          0.00
Average common stockholders' equity to average
   assets ratio....................................................         6.10          7.45          8.95

         In addition, banks and bank holding companies are required to maintain capital to support, on a risk-adjusted basis, certain off-balance sheet activities such as loan commitments. The Federal Reserve Board has adopted capital guidelines governing the activities of bank holding companies. These guidelines require the maintenance of an amount of capital based on risk-adjusted assets so that categories of assets with potentially higher credit risk will require more capital than assets with lower risk.

         The capital guidelines classify capital into two tiers, referred to as Tier I and Tier II. Under risk-based capital requirements, Total Capital consists of Tier I capital which is generally common stockholders' equity less goodwill and Tier II capital which is primarily a portion of the allowance for loan losses and certain qualifying debt instruments. In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending primarily on the regulatory assigned levels of credit risk associated with such assets. Off-balance sheet items are considered in the calculation of risk-adjusted assets through conversion factors established by the regulators. The framework for calculating risk-based capital requires banks and bank holding companies to meet the regulatory minimums of 4% Tier I and 8% total risk-based capital. In 1990 regulators added a leverage computation to the capital requirements, comparing Tier I capital to total average assets less goodwill.


         The table below illustrates our regulatory capital ratios under federal guidelines at December 31, 2001, 2000 and 1999:

                             CAPITAL ADEQUACY RATIOS

                                                                                   Years ended December 31,
                                                             Statutory     ----------------------------------------
                                                              Minimum          2001          2000          1999
                                                             ---------     -----------   -----------    -----------
                                                                                    (Amounts in thousands)
Tier I Capital                                                             $    46,180   $    33,658    $    22,812
Tier II Capital                                                                  6,074         5,065          3,034
                                                                           -----------   -----------    -----------
Total Qualifying Capital                                                   $    52,254   $    38,723    $    25,846
                                                                           ===========   ===========    ===========
Risk Adjusted Total Assets (including
   off-balance-sheet exposures)                                            $   488,824   $   413,536    $   242,718
                                                                           ===========   ===========    ===========

Adjusted quarterly average assets                                          $   587,901   $   463,464    $   267,110
                                                                           ===========   ===========    ===========
Tier I Capital Ratio                                            4.00%             9.45%         8.14%         9.40%
Total Capital Ratio                                             8.00             10.69          9.36         10.65
Leverage Ratio                                                  4.00              7.86          7.26          8.54

         On December 31, 2001, 2000 and 1999, the Company and the Bank each exceeded the regulatory minimums and together qualified as a well capitalized institution under the regulations.

LIQUIDITY MANAGEMENT

         The goal of liquidity management is to provide adequate funds to meet changes in loan demand or any potential unexpected deposit withdrawals. Additionally, management strives to maximize our earnings by investing our excess funds in securities.

         Historically, we have maintained a high loan-to-deposit ratio. To meet our short-term liquidity needs, we maintain core deposits and have borrowing capacity through the FHLB and federal funds lines. Long-term liquidity needs are met primarily through these sources, time deposits, the repayment of loans, sales of loans and the maturity or sale of investment securities, including short-term investments. We have entered into certain contractual obligations and commercial commitments that arise in the normal course of business and involve elements of credit risk, interest rate risk and liquidity risk.

         The liability portion of the balance sheet provides liquidity through various interest-bearing and noninterest-bearing deposit accounts. At December 31, 2001, we had $13,500,000 of federal funds available and a line of credit of approximately $59,000,000 from The Federal Home Loan Bank of which approximately $46,000,000 was available and unused. At December 31, 2000, we had $10,000,000 of federal funds available and a line of credit of approximately $47,000,000 from The Federal Home Loan Bank of which approximately $35,000,000 was available and unused. At December 31, 1999, we had $11,500,000 of federal funds available and a line-of-credit of approximately $33,000,000 from the Federal Home Loan Bank of which approximately $8,000,000 was available and unused.

INTEREST RATE SENSITIVITY MANAGEMENT

         Interest rate sensitivity is a function of the repricing characteristics of our portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest-bearing assets and liabilities are subject to change in interest rates either at replacement or maturity during the life of the instruments. Sensitivity is measured as the difference between the volume of assets and liabilities in our current portfolio that are subject to repricing in future time periods. The differences are known as interest sensitivity gaps and are usually calculated separately for segments of time ranging from zero to thirty days, thirty-one to ninety days, ninety-one days to one year, one to five years, over five years and on a cumulative basis.

         The following table shows interest sensitivity gaps for different intervals as of December 31, 2001.

                       INTEREST RATE SENSITIVITY ANALYSIS
                             (Amounts in thousands)

                                                    0-30        31-90          91-365            1-5         Over 5
                                                    Days         Days           Days            Years         Years         Total
                                                  --------     ---------      ---------       --------      ---------      --------
Interest-earning assets (1)
     Loans ..................................     $166,115     $  16,000      $  46,767      $ 266,259      $   6,178      $501,319
     Mortgage loans held-for-sale ...........       12,548            --             --             --             --        12,548
     Securities available-for-sale ..........        4,474            --            208          6,295         14,917        25,894
     Time deposits in other banks ...........          326            --             --             --             --           326
     Federal funds sold .....................        6,716            --             --             --             --         6,716
                                                  --------     ---------      ---------       --------      ---------      --------
                                                   190,179        16,000         46,975        272,554         21,095       546,803
                                                  --------     ---------      ---------       --------      ---------      --------
Interest-bearing liabilities (2)
     Demand deposits (3) ....................       17,925        17,925         17,926             --             --        53,776
     Savings deposits (3) ...................       16,062        16,062         16,063             --             --        48,187
     Time deposits ..........................       33,559        55,621        199,166         92,705             --       381,051
     Long-term debt .........................           --            --             --             --         23,000        23,000
                                                  --------     ---------      ---------       --------      ---------      --------
                                                    67,546        89,608        233,155         92,705         23,000       506,014
                                                  --------     ---------      ---------       --------      ---------      --------

   Interest sensitivity gap .................     $122,633     $ (73,608)     $(186,180)      $179,849      $  (1,905)     $ 40,789
                                                  ========     =========      =========       ========      =========      ========

   Cumulative interest sensitivity gap ......     $122,633     $  49,025      $(137,155)     $  42,694      $  40,789
                                                  ========     =========      =========      =========      =========
Ratio of interest-earning assets to
     interest-bearing liabilities ...........         2.82          0.18           0.20           2.94          0.92

Cumulative ratio ............................         2.82          1.31           0.65           1.09          1.08

Ratio of cumulative gap to total
     interest-earning assets ................         0.22          0.09          (0.25)          0.08          0.07


--------------------------
(1)      Excludes nonaccrual loans and securities
(2) Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.
(3) Demand and savings deposits are assumed to be subject to movement into other deposit instruments in equal amounts during the 0-30 day period, the 31-90 day period, and the 91-365 day period.

         The above table indicates that in a rising interest rate environment our earnings may be positively affected in the short-term because 37.7% of earning assets reprice within 90 days and only 31.1% of interest-bearing liabilities reprice during the same period. As seen in the preceding table, for the first 30 days of repricing opportunity there is an excess of earning assets over interest-bearing liabilities of approximately $122.6 million. For the first 365 days, interest-bearing liabilities exceed earning assets by $137.2 million. During this one-year time frame, 77.1% of all interest-bearing liabilities will reprice compared to 46.3% of all interest-earning assets. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. Due to management's continued emphasis on profitability, many of the higher-yielding assets presented in the table above have call or prepayment features, which may result in such assets having a shorter effective life. This in turn may reduce the interest rate sensitivity gap presented above. It should be noted, therefore, that a matched interest-sensitive position by itself would not ensure maximum net interest income.

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

RESULTS OF OPERATIONS

NET INTEREST INCOME

         The largest component of our net income is net interest income, which is the difference between the income earned on interest-earning assets and interest paid on deposits and borrowings. Net interest income is determined by the rates earned on our interest-earning assets, rates paid on our interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, the degree of mismatch, and the maturity and repricing characteristics of our interest-earning assets and interest-bearing liabilities. Net interest income divided by average interest-earning assets represents our net interest margin. The following discussion is on a taxable equivalent basis.

         Our net interest income increased $2,019,000 or 14.71% to $15,747,000 from 2000 to 2001. Net interest income increased $6,292,000 or 84.62% from 1999 to 2000. The increase in the net interest income from all periods is primarily due to a consistent and significant increase in total loans. Interest income was $44,340,000 in 2001, which represented an increase of $8,594,000 or 24.04% over 2000. Interest income was $35,746,000 in 2000, which represented an increase of $18,436,000 or 106.50% over 1999. Interest and fee income produced by the loan portfolio increased $9,800,000 or 30.81% in 2001 from 2000. Interest and fee income produced by the loan portfolio increased $16,521,000 or 108.06% in 2000 from 1999. Interest income on securities decreased $81,000 or 4.68% from 2000 to 2001. The decrease in interest income on securities from 2000 to 2001 was primarily the result of the significant decrease in bond yields during the year 2001. Interest income on securities increased $404,000 or 30.47% from 1999 to 2000. The increase in securities income from 1999 to 2000 was due to an increase in average taxable securities. Interest income other than loans and securities decreased $1,125,000 or 51.00% from 2000 to 2001 and increased by $1,511,000 or
217.41% in 2000 from 1999.

         Total interest expense increased by $6,577,000 or 29.87% in 2001 from 2000. The interest expense increase from 2000 to 2001 is primarily due to the increase in interest-bearing deposit accounts. Interest expense on deposit accounts increased $5,886,000 or 28.21% from 2000 to 2001. Total interest expense increased by $12,144,000 or 122.99% in 2000 from 1999. The interest expense increase from 1999 to 2000 is primarily due to the increase in interest-bearing deposit accounts. Interest expense on deposit accounts increased $11,672,000 or 126.95% from 1999 to 2000.

         The trend in net interest income is commonly evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin or the net yield on earning assets is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield on average earning assets and the average rate paid for all funds used to support those earning assets. Our net interest margin decreased 64 basis points in 2001 from 3.52% at year-end 2000 to 2.88% at year-end 2001. The net interest margin decreased 11 basis points in 2000 from 3.63% at year-end 1999 to 3.52% at year-end 2000. The yield on earning assets decreased 106 basis points to 8.11% in 2001 from 9.17% in 2000 and increased 71 basis points to 9.17% in 2000 from 8.46% in 1999. The net cost of funds, defined as interest expense divided by average earning assets, decreased 42 basis points to 5.23% at year-end 2001 from 5.65% at year-end 2000 and increased 82 basis points to 5.65% at year-end 2000 from 4.83% in 1999.

         The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of noninterest bearing funds and gives a direct perspective on the effect of market interest rate movements. During recent years, the net interest margins and interests rate spreads have been under intense pressure to maintain historical levels, due in part to tax laws that discouraged investment in tax-exempt securities and intense competition for funds with non-bank institutions. Our interest rate spread decreased 55 basis points to 2.43% from 2000 to 2001 and 10 basis points to 2.98% from 1999 to 2000, due to effects of the overall economic environment and unprecedented interest rate moves by the Federal Reserve primarily in 2001.

         The tables that follow show, for the periods indicated, the daily average balances outstanding for the major categories of interest-bearing assets and interest-bearing liabilities, and the average interest rate earned or paid by us thereon. Such yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Also shown are the changes in income attributable to changes in volume and changes in rate.

           AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES

                            Taxable Equivalent Basis

                                                                          Years Ended December 31,
                                             ------------------------------------------------------------------------------
                                                              2001                                      2000
                                             -----------------------------------      -------------------------------------
                                                             Interest     Average                     Interest      Average
                                              Average        Income/      Yields/      Average        Income/       Yields/
                                              Balance        Expense       Rates       Balance        Expense       Rates
                                             --------       ---------     -------     ---------       --------      -------
                                                                                            (Dollars in thousands)
ASSETS
Earning assets:
   Loans, net of
    unearned income (1) ..............       $489,897        $41,610       8.49%       $333,340        $31,810       9.54%
Securities:
   Taxable ...........................         24,308          1,460       6.01          20,852          1,542       7.39
   Tax exempt ........................          2,354            189       8.03           2,331            188       8.07
                                             --------       --------                  ---------       --------
     Total securities ................         26,662          1,649       6.18          23,183          1,730       7.46

   Time deposits in other banks ......            446             25       5.61           5,920            365       6.17
   Federal funds sold ................         29,512          1,056       3.58          27,352          1,841       6.73
                                             --------       --------                  ---------       --------
     Total interest-
      earning assets (2) .............        546,517         44,340       8.11         389,795         35,746       9.17

Noninterest-earning assets:
   Cash and due from banks ...........          5,410                                     6,744
   Premises and equipment ............          6,220                                     4,536
   Accrued interest
     and other assets ................          7,541                                     4,582
   Allowance for loan losses .........         (5,767)                                   (4,042)
                                             --------                                 ---------

     Total assets ....................       $559,921                                  $401,615


LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
   Demand deposits ...................       $ 39,299        $ 1,219       3.10%       $ 28,895        $ 1,080       3.74%
   Savings deposits ..................         43,079          1,367       3.17          28,664          1,478       5.16
   Time deposits .....................        396,930         24,166       6.09         278,144         18,308       6.58
                                             --------       --------                  ---------       --------
     Total deposits ..................        479,308         26,752       5.58         335,703         20,866       6.22

Other short-term borrowings ..........             53              2       3.77              27              1       3.70
Long-term debt .......................         24,271          1,841       7.59          19,910          1,151       5.78
                                             --------       --------                  ---------       --------
     Total interest-
      bearing liabilities ............        503,632         28,595       5.68         355,640         22,018       6.19
                                             --------       --------                  ---------       --------

Noninterest-bearing liabilities:
   Demand deposits ...................         16,975                                    13,116
   Accrued interest and
     other liabilities ...............          5,136                                     2,949
   Stockholders' equity ..............         34,178                                    29,910
                                             --------                                 ---------

     Total liabilities and
      stockholders' equity ...........       $559,921                                  $401,615
                                             --------                                 ---------


Net interest income/net
   interest spread ...................                        15,747       2.43%                        13,728       2.98%
                                                                        =======                                    ======

Net yield on earning assets ..........                                     2.88%                                     3.52%
                                                                        =======                                    ======
Taxable equivalent adjustment:
   Loans .............................                            23                                        22
   Investment securities .............                            65                                        64
                                                            --------                                  --------

     Total taxable equivalent
      adjustment .....................                            88                                        86
                                                            --------                                  --------

Net interest income ..................                       $15,659                                   $13,642
                                                            ========                                  ========


                                                        Years Ended December 31,
                                                   ------------------------------------
                                                                    1999
                                                   ------------------------------------
                                                                  Interest      Average
                                                   Average        Income/       Yields/
                                                   Balance        Expense        Rates
                                                   --------       --------      -------

ASSETS
Earning assets:
   Loans, net of
    unearned income (1) ..............             $172,418        $15,289       8.87%
Securities:
   Taxable ...........................               17,674          1,191       6.74
   Tax exempt ........................                1,731            135       7.80
                                                   --------        -------
     Total securities ................               19,405          1,326       6.83

   Time deposits in other banks ......                2,526            150       5.94
   Federal funds sold ................               10,294            545       5.29
                                                   --------        -------
     Total interest-
      earning assets (2) .............              204,643         17,310       8.46

Noninterest-earning assets:
   Cash and due from banks ...........                5,029
   Premises and equipment ............                3,444
   Accrued interest
     and other assets ................                1,989
   Allowance for loan losses .........               (2,004)
                                                   --------
     Total assets ....................             $213,101
                                                   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
   Demand deposits ...................             $ 23,328        $   917       3.93%
   Savings deposits ..................               16,096            762       4.73
   Time deposits .....................              131,149          7,515       5.73
                                                   --------        -------
     Total deposits ..................              170,573          9,194       5.39

Other short-term borrowings ..........                   41              2       4.88
Long-term debt .......................               12,767            678       5.31
                                                   --------        -------
     Total interest-
      bearing liabilities ............              183,381          9,874       5.38
                                                   --------        -------

Noninterest-bearing liabilities:
   Demand deposits ...................                9,499
   Accrued interest and
     other liabilities ...............                1,159
   Stockholders' equity ..............               19,062
                                                   --------
     Total liabilities and
      stockholders' equity ...........             $213,101
                                                   ========

Net interest income/net
   interest spread ...................                               7,436       3.08%
                                                                              =======

Net yield on earning assets ..........                                           3.63%
                                                                              =======
Taxable equivalent adjustment:
   Loans .............................                                  16
   Investment securities .............                                  46
                                                                   -------
     Total taxable equivalent
      adjustment .....................                                  62
                                                                   -------

Net interest income ..................                             $ 7,374

---------------------------

(1) Average loans include nonaccrual loans. All loans and deposits are domestic.
(2) Tax equivalent adjustments have been based on an assumed tax rate of 34 percent, and do not give effect to the disallowance for federal income tax purpose of interest expense related to certain tax-exempt earning assets.

                          RATE/VOLUME VARIANCE ANALYSIS
                            Taxable Equivalent Basis

                                                     Average Volume               Change in Volume             Average Rate
                                            --------------------------------   ----------------------     ----------------------
                                              2001       2000        1999      2001-2000    2000-1999     2001     2000     1999
                                            --------    --------    --------   ---------    ---------     ----     ----     ----
                                                                 (Dollars in thousands)
EARNING ASSETS:
   Loans, net of unearned income .......    $489,897    $333,340    $172,418    $156,557     $160,922     8.49%    9.54%    8.87%
Securities:
   Taxable .............................      24,308      20,852      17,674       3,456        3,178     6.01     7.39     6.74

   Tax exempt ..........................       2,354       2,331       1,731          23          600     8.03     8.07     7.80
                                            --------    --------    --------    --------     --------
     Total securities ..................      26,662      23,183      19,405       3,479        3,778     6.18     7.46     6.83
                                            --------    --------    --------    --------     --------

Interest-bearing deposits with other
banks ..................................         446       5,920       2,526      (5,474)       3,394     5.61     6.17     5.94
Federal funds sold .....................      29,512      27,352      10,294       2,160       17,058     3.58     6.73     5.29
                                            --------    --------    --------    --------     --------

     Total earning assets ..............    $546,517    $389,795    $204,643    $156,722     $185,152     8.11     9.17     8.46
                                            --------    --------    --------    --------     --------

INTEREST-BEARING LIABILITIES:
 Deposits:
   Demand ..............................    $ 39,299    $ 28,895    $ 23,328    $ 10,404     $  5,567     3.10     3.74     3.93

   Savings .............................      43,079      28,664      16,096      14,415       12,568     3.17     5.16     4.73

   Time ................................     396,930     278,144     131,149     118,786      146,995     6.09     6.58     5.73
                                            --------    --------    --------    --------     --------
     Total deposits ....................     479,308     335,703     170,573     143,605      165,130     5.58     6.22     5.39
                                            --------    --------    --------    --------     --------
Other short-term borrowings ............          53          27          41          26          (14)    3.77     3.70     4.88

Long-term borrowings ...................      24,271      19,910      12,767       4,361        7,143     7.59     5.78     5.31
                                            --------    --------    --------    --------     --------
     Total interest-bearing
liabilities ............................    $503,632    $355,640    $183,381    $147,992     $172,259     5.68     6.19     5.38
                                            --------    --------    --------    --------     --------
Net interest income/net interest spread                                                                   2.43     2.98     3.08

Net yield on earning assets ............                                                                  2.88     3.52     3.63

Net cost of funds ......................                                                                  5.23     5.65     4.83

                                                                                               Variance Attributed to (1)
                                                 Interest                                ---------------------------------------
                                              Income/Expense            Variance                2001                  2000
                                      --------------------------- --------------------   ------------------    -----------------
                                       2001       2000      1999  2001-2000  2000-1999   Volume      Rate       Volume     Rate
                                      -------   -------   ------- ---------  ---------   -------    -------    -------    ------
                                                    (Dollars in thousands)
EARNING ASSETS:
   Loans, net of
     unearned income ..............   $41,610   $31,810   $15,289   $9,800    $16,521    $13,611    $(3,811)   $15,284    $1,237
Securities:
   Taxable ........................     1,460     1,542     1,191      (82)       351        232       (314)       228       123
   Tax exempt .....................       189       188       135        1         53          2         (1)        48         5
                                      -------   -------   -------   ------    -------    -------    -------    -------    ------
     Total securities .............     1,649     1,730     1,326      (81)       404        234       (315)       276       128
                                      -------   -------   -------   ------    -------    -------    -------    -------    ------
Interest-bearing deposits
   with other banks ...............        25       365       150     (340)       215       (336)        (4)       204        11
Federal funds sold ................     1,056     1,841       545     (785)     1,296        135       (920)     1,113       183
                                      -------   -------   -------   ------    -------    -------    -------    -------    ------
     Total earning assets .........    44,340    35,746    17,310    8,594     18,436     13,644     (5,050)    16,877     1,559

Interest-bearing liabilities:
Deposits:
   Demand .........................     1,219     1,080       917      139        163        345       (206)       209       (46)
   Savings ........................     1,367     1,478       762     (111)       716        583       (694)       641        75
   Time certificates ..............    24,166    18,308     7,515    5,858     10,793      7,309     (1,451)     9,531     1,262
                                      -------   -------   -------   ------    -------    -------    -------    -------    ------
     Total deposits ...............    26,752    20,866     9,194    5,886     11,672      8,237     (2,351)    10,381     1,291

Other short-term borrowings .......         2         1         2        1         (1)         1         --         (1)       --
Long-term borrowings ..............     1,841     1,151       678      690        473        284        406        408        65
                                      -------   -------   -------   ------    -------    -------    -------    -------    ------

   Total interest-bearing
     liabilities ..................    28,595    22,018     9,874    6,577     12,144      8,522     (1,945)    10,788     1,356
                                      -------   -------   -------   ------    -------    -------    -------    -------    ------

Net interest income/net
   interest spread ................   $15,745   $13,728   $ 7,436   $2,017    $ 6,292    $ 5,122    $(3,105)   $ 6,089    $  203
                                      =======   =======   =======   ======    =======    =======    =======    =======    ======

------------------------------------------
(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

ALLOWANCE FOR LOAN LOSSES

         The Bank's lending officers are responsible for the ongoing review and administration of each loan. They make the initial identification of loans which present some difficulty in collection or where there is an indication that the probability of loss exists. Lending officers are responsible for the collection effort on a delinquent loan. Senior management is informed of the status of delinquent and problem loans on a monthly basis.

         Management makes recommendations monthly to the Board of Directors as to-charge-offs. Management reviews the allowance for loan losses on a monthly basis. Our policy is to discontinue interest accrual when payment of principal and interest is 90 days or more in arrears.

         The allowance for loan losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as loan loss experience, the amount of past due and nonperforming loans, specific known risks, the status and amount of nonperforming assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for loan losses.

         While it is our policy to charge off in the current period the loans in which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management's judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

         Management believes that the $6,074,000 for December 31, 2001, and the $5,065,000 for December 31, 2000, in the allowance for loan losses were adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.

              [The remainder of this page intentionally left blank]

         The following table sets forth certain information with respect to our loans, net of unearned income, and the allowance for loan losses for the five years ended December 31, 2001.

                         SUMMARY OF LOAN LOSS EXPERIENCE

                                                              2001           2000           1999           1998           1997
                                                            ---------      ---------      ---------      ---------      --------
                                                                             (Dollars in thousands)
Allowance for loan losses at beginning of year ........     $   5,065      $   3,036      $   1,402      $     700      $    369

Loans charged off:
  Commercial, financial and agricultural ..............         1,262          1,039             --             15            --
  Real Estate - mortgage ..............................         1,046             --             --             --            --
  Consumer ............................................           387            416            195            136             5
                                                            ---------      ---------      ---------      ---------      --------
    Total loans charged off ...........................         2,695          1,455            195            151             5
                                                            ---------      ---------      ---------      ---------      --------

Recoveries on loans previously charged off:
  Commercial, financial and agricultural ..............            33             66             --             --            --
  Real Estate - mortgage ..............................            28             --             --             --            --
  Consumer ............................................            41             29             21             25            --
                                                            ---------      ---------      ---------      ---------      --------
    Total recoveries ..................................           102             95             21             25            --
                                                            ---------      ---------      ---------      ---------      --------

Net loans charged off .................................         2,593          1,360            174            126             5

Provision for loan losses .............................         3,602          3,389          1,808            828           336
                                                            ---------      ---------      ---------      ---------      --------

Allowance for loan losses at end of period ............     $   6,074      $   5,065      $   3,036      $   1,402      $    700
                                                            =========      =========      =========      =========      ========

Loans, net of unearned income, at end of period .......     $ 505,381      $ 422,135      $ 244,620      $ 116,723      $ 58,360

Average loans, net of unearned income,
  outstanding for the period ..........................       489,897        333,340        172,418         83,217        42,989

Ratio of net charge-offs to net average loans .........          0.53%          0.41%          0.10%          0.15%         0.01%

         In evaluating the allowance, management also considers our historical loan loss experience, the amount of past due and nonperforming loans, current and anticipated economic conditions, lender requirements and other appropriate information. We allocate the allowance for loan losses to specific loan categories based on an average of the previous two years net losses for each loan type and management's judgement as to potential losses and significant areas of risk in the portfolio.

              [The remainder of this page intentionally left blank]

         Management allocated the allowance for loan losses to specific loan classes as follows:

                         ALLOCATION OF LOAN LOSS RESERVE

                                                                             December 31,
                             ------------------------------------------------------------------------------------------------
                                    2001              2000                 1999                1998                 1997
                             -----------------   -----------------   -----------------   ------------------  ----------------
                                       Percent             Percent             Percent             Percent           Percent
                                      of Loans             of Loans            of Loans            of Loans          of Loans
                                      in Each              in Each             in Each             in Each           in Each
                                      Category            Category            Category             Category          Category
                                      to Total            to Total            to Total             to Total          to Total
                             Amount     Loans    Amount     Loans    Amount     Loans    Amount     Loans    Amount   Loans
                             ------   --------   ------   --------   ------   --------   ------    --------  ------  --------
                                                                      (Dollars in Thousands)
DOMESTIC LOANS
  Commercial, financial
    and agricultural .....   $1,622     26.71%   $1,265     24.97%   $  821     27.04%   $  542     38.64%   $175     42.95%
  Real estate - mortgage .    4,191     68.99     3,552     70.13     2,012     66.26       696     49.61     175
                                                                                                                      44.43
  Consumer ...............      261      4.30       248      4.90       203      6.70       164     11.75     350     12.62
                             ------    ------    ------    ------    ------    ------    ------    ------    ----    ------

                             $6,074    100.00%   $5,065    100.00%   $3,036    100.00%   $1,402    100.00%   $700    100.00%
                             ======    ======    ======    ======    ======    ======    ======    ======    ====    ======

NONPERFORMING ASSETS

         Nonperforming assets include nonperforming loans and foreclosed real estate held for sale. Nonperforming loans include loans classified as nonaccrual or renegotiated. A delinquent loan is placed on nonaccrual status when it becomes 90 days or more past due and management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful. When a loan is placed on nonaccrual status, all interest which has been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income. No additional interest income is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual write-down or charge-off of the principal balance of the loan to the allowance for loan losses. The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well collateralized and in process of collection. Recognition of any interest after a loan has been placed on nonaccrual is accounted for on a cash basis.

         We had nonperforming assets at December 31, 2001, of approximately $12,415,000, $6,188,000 as of 2000, $1,170,000 as of 1999, $34,000 as of
December 31, 1998, and $50,000 as of December 31, 1997.

              [The remainder of this page intentionally left blank]

         The following table presents information concerning outstanding balances of nonperforming assets at December 31, 2001, 2000, 1999, 1998 and 1997.

                              NONPERFORMING ASSETS

                                                                                   December 31,
                                                            --------------------------------------------------------------
                                                              2001         2000          1999         1998          1997
                                                            --------      -------      -------      --------      --------
                                                                                 (Dollars in thousands)
Nonaccruing loans .....................................     $  4,062      $   617      $    43      $     11      $     28
Loans past due 90 days or more ........................        4,125        5,358          914            23            22
Restructured loans ....................................           --           --           --            --            --
                                                            --------      -------      -------      --------      --------
    Total nonperforming loans .........................        8,187        5,975          957            34            50
Nonaccruing securities ................................           --           --           --            --            --
Other real estate .....................................        4,228          213          213            --            --
                                                            --------      -------      -------      --------      --------

    Total .............................................     $ 12,415      $ 6,188      $ 1,170      $     34      $     50
                                                            ========      =======      =======      ========      ========

Percentages:
  Loan loss allowance to total nonperforming assets ...        48.92%       81.85%      259.49%     4,123.53%     1,400.00%

  Total nonperforming loans to total loans
    (net of unearned interest) ........................         1.62         1.42         0.39          0.03          0.09

  Total nonperforming assets to total assets ..........         2.18         1.31         0.39          0.02          0.06

         There has been no significant impact on our financial statements as a result of the provisions of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, or Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures.

NONINTEREST INCOME

         Noninterest income consists of revenues generated from a broad range of financial services and activities including fee-based services and profits and commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of investment portfolio securities are included in noninterest income. Total noninterest income increased by $517,000 or 49.76% for the year ended December 31, 2001, as compared to the year 2000. Total noninterest income increased by $397,000 or 61.84% for the year ended December 31, 2000, as compared to 1999.

         The table below sets forth the components of our noninterest income for the periods indicated.

                               NONINTEREST INCOME

                                                                Years Ended December 31,             Percent Change
                                                            ------------------------------     -------------------------
                                                              2001         2000      1999      2001/2000       2000/1999
                                                            --------     -------     -----     ---------       ---------
                                                                (Dollars in thousands)
Service charges on deposits ...........................     $    867     $   745     $ 503        16.38%         48.11%
Mortgage origination fees and
   service release premiums ...........................          544         224        97       142.86         130.93
Document prep fees ....................................           86          40        18       115.00         122.22
Securities gains ......................................           24          --         1           --             --
Safe deposit box rentals ..............................           28          22        17        27.27          29.41
Other .................................................            7           8         6       (12.50)         33.33
                                                            --------     -------     -----

   Total ..............................................     $  1,556     $ 1,039     $ 642        49.76%         61.84%
                                                            ========     =======     =====

NONINTEREST EXPENSES

         Noninterest expense increased $1,910,000 or 23.54% from the year 2000 to 2001. Salaries and employee benefits increased $847,000 or 18.36%. Noninterest expense increased $3,161,000 or 63.83% from 1999 to 2000. Salaries and employee benefits increased $1,817,000 or 64.99%. These increases are attributed to the overall growth and expansion of the Company.

         Occupancy and equipment expense increased $353,000 or 40.11% from the year 2000 to 2001 and increased $305,000 or 53.04% from 1999 to 2000.

         The table below sets forth our noninterest expenses for the periods indicated.

                              NONINTEREST EXPENSES

                                                                Years Ended December 31,          2001/2000     2000/1999
                                                            --------------------------------       Percent        Percent
                                                              2001        2000        1999         Change         Change
                                                            --------     -------     -------      ---------     ---------
                                                 (Dollars in thousands)
Salaries and employee benefits ........................     $  5,460     $ 4,613     $ 2,796        18.36%         64.99%
Occupancy and equipment expense .......................        1,233         880         575        40.11          53.04
Professional fees .....................................          583         471         256        23.78          83.98
Advertising ...........................................          336         291         180        15.46          61.67
Supplies ..............................................          262         294         184       (10.88)         59.78
Data processing .......................................          190         136          86        39.71          58.14
Bank charges and
   collection expense .................................          180          24           8       650.00         200.00
Telephone .............................................          171         158          88         8.23          79.55
Regulatory charges ....................................          168          23          31       630.43         (25.81)
Director and committee fees ...........................          153         151         118         1.32          27.97
Postage ...............................................          125          90          60        38.89          50.00
Other .................................................        1,162         982         570        18.33          72.28
                                                            --------     -------     -------

   Total ..............................................     $ 10,023     $ 8,113     $ 4,952        23.54          63.83%
                                                            ========     =======     =======

INCOME TAXES

         Income tax expense increased $233,000 or 23.49% to $1,224,000 for the year-end December 31, 2001 and increased $596,000 or 151.1% to $991,000 for the year-end December 31, 2000. The increases were the result of the applicable increases in pre-tax income in each year. The effective tax rate as a percentage of pretax income was 34.09% in 2001, 31.2% in 2000 and 31.4% in 1999. There is no current or pending tax legislation of which management is aware that if passed would have any material effect on the consolidated financial statements. For further information concerning the provision for income taxes, refer to Note 15, Income Taxes, of the "Notes to Financial Statements."

IMPACT OF INFLATION AND CHANGING PRICES

         A bank's asset and liability structure is substantially different from that of an industrial company in that virtually all assets and liabilities of a bank are monetary in nature. Management believes the impact of inflation on financial results depends upon our ability to react to changes in interest rates and by such reaction to reduce the inflationary impact on performance. Interest rates do not necessarily move in the same direction, or at the same magnitude, as the prices of other goods and services. As discussed previously, management seeks to manage the relationship between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

MARKET RISK

         Market risk is the risk arising from adverse changes in the fair value of financial instruments due to a change in interest rates, exchange rates and equity prices. The Company's primary market risk is interest rate variations in the short-term time horizons also known as interest rate risk.

         The primary objective of our Asset/Liability Management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate sensitive earning assets and rate sensitive liabilities. The relationship of rate sensitive earning assets to rate sensitive liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest-bearing liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of interest-earning assets and interest-bearing liabilities over the entire life of the instruments, but places particular emphasis on the first year. An Asset/Liability Management policy requires risk assessment relative to interest pricing and related terms.

         We use additional tools to monitor and manage interest rate sensitivity. One of the primary tools is simulation analysis. Simulation analysis is the primary method of estimating earnings at risk and capital at risk under varying interest rate conditions. Simulation analysis is used to test the sensitivity of our net interest income and stockholders' equity to both the level of interest rates and the slope of the yield curve. Simulation analysis accounts for the expected timing and magnitude of assets and liability cash flows, as well as the expected timing and magnitude of deposits that do not reprice on a contractual basis. In addition, simulation analysis includes adjustments for the lag between movements in market interest rates on loans and interest-bearing deposits. These adjustments are made to reflect more accurately possible future cash flows, repricing behavior and ultimately net interest income.

         As of December 31, 2001, our simulation analysis reflected that our earnings are at greatest risk in a decreasing interest rate environment.

              [The remainder of this page intentionally left blank]

         The following table below depicts the results of the simulation assuming one and two percent decreases and increases in the prime interest rates in a one-year time horizon.

                               INTEREST RATE RISK
                             (Amounts in thousands)

                                                                         One Year Time Horizon
                                                                      Estimated Repricing Amounts
                                                   ----------------------------------------------------------------
                                                       Down              Up             Down               Up
                                                     1 Percent        1 Percent       2 Percent         2 Percent
                                                   ------------    -------------    -------------    --------------

RATE SENSITIVE ASSETS:
   Loans.........................................  $    271,988    $     255,113    $     283,239    $      249,488
   Deposits in banks.............................           310              310              310               310
   Federal funds sold............................         6,716            6,716            6,716             6,716
   Securities....................................        15,701            5,458           15,745             4,429
                                                   ------------    -------------    -------------    --------------
     TOTAL RATE SENSITIVE ASSETS.................       294,715          267,597          306,010           260,943
                                                   ------------    -------------    -------------    --------------

RATE SENSITIVE LIABILITIES
   Deposits - Demand.............................        20,696           28,888           20,695            28,888
   Deposits - Time...............................       255,277          255,277          255,277           255,277
                                                   ------------    -------------    -------------    --------------
     TOTAL RATE SENSITIVE LIABILITIES............       275,973          284,165          275,972           284,165
                                                   ------------    -------------    -------------    --------------

RATE SENSITIVITY GAP.............................  $     18,742    $     (16,568)   $      30,038    $      (23,222)
                                                   ============    =============    =============    ==============

Change in Amount of Net Interest Margin..........  $       (187)   $        (166)   $        (601)   $         (464)
                                                   ============    =============    =============    ==============

Change in Percent of Net Interest Margin.........         (0.03)%          (0.03)%          (0.11)%           (0.08)%
                                                   ============   ==============    =============    ==============


OTHER ACCOUNTING ISSUES

          In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative is to be determined based upon the intended use of the derivative. For certain hedge designations (cash flow and foreign currency exposure) the derivative's gain or loss is reported as a component of other comprehensive income. Other designations require the gain or loss to be recognized in earnings in the period of change. This statement, amended as to effective date by SFAS No. 137, is effective for financial statements for periods beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board also issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS No. 133. The adoption of SFAS No. 133, as amended by SFAS No. 138 did not have a material impact on our consolidated financial statements.

         In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125. While SFAS No. 140 carries over most of the provisions of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, it provides new standards for reporting financial assets transferred as collateral and new standards for the derecognition of financial assets, in particular transactions involving the use of special purpose entities. SFAS No. 140 also prescribes additional disclosures for collateral transactions and for securitization transactions accounted for as sales. The new collateral standards and disclosure requirements are effective for fiscal years ending after December 15, 2000, while the new standards for the derecognition of financial assets are effective for transfers made after March 31, 2001. The adoption of this statement did not have a material effect on our consolidated financial statements.

         In May 2001, the Auditing Standards Board issued Statement on Auditing Standards ("SAS") No. 94, The Effect of Information Technology on the Auditor's Consideration of Internal Control in a Financial Statement Audit. This statement amends SAS No. 55, Consideration of Internal Control in a Financial Statement Audit, by providing additional guidance related to the understanding by the auditor of an entity's use of information technology relevant to the audit. This auditing standard is effective for audits of financial statements for periods beginning on or after June 1, 2001. The impact on the audit of our consolidated financial statements resulting from the issuance of this auditing standard is not expected to be material.

         In June 2001, the FASB issued SFAS No. 141, Business Combinations. This statement address financial accounting and reporting for business combinations and supersedes ABP Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS No. 141 are to be accounted for using one method, the purchase method. Prior to the issuance of this statement, subject to certain criteria, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. The two methods produce different financial statement results. The single-method approach used in SFAS No. 141 reflects the conclusion that virtually all business combinations are acquisitions and therefore should be accounted for in the same manner as other asset acquisitions based on the values exchanged. This statement provides expanded and revised guidance related to the allocation of the purchase price to goodwill and other intangibles arising from the business combination. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001.

         In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 provides new standards for accounting relating to intangible assets after initial recognition in the financial statements. This statement proscribes the accounting practice of amortizing or expensing intangibles ratably over a prescribed period of time and imposes new guidance requiring that goodwill and certain other intangibles be tested for impairment at least annually by comparing fair values of those assets with their recorded amounts. Additional disclosure requirements also are provided. The provisions of SFAS No. 142 are required to be applied in fiscal years beginning after December 15, 2001.

         The adoption of SFAS No. 141 and SFAS No. 142 are not expected to have a material effect on our consolidated financial statements.

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material effect on our consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that opinion). This statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The major changes resulting from this statement relate to the establishment of a single method for the recognition of impairment losses on long-lived assets to be held and used whether from discontinuance of a business segment or otherwise. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this statement is not expected to have a material effect on our consolidated financial statements.

         In December 2001, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. This statement reconciles and conforms the accounting and financial reporting provisions for similar transactions as applied to different entities within the financial services industry. It eliminates differences in disclosure practices where not warranted and should provide greater consistency in reporting by entities in the financial services industry. This statement is effective for annual and interim financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SOP 01-6 is not expected to have a material effect on our consolidated financial statements.

         In December 2001, the Auditing Standards Board issued SAS No. 95, Generally Accepted Auditing Standards. This statement supersedes Generally Accepted Auditing Standards of SAS No. 1 and generally provides additional guidance to the independent auditor in the conduct of an audit engagement, primarily by addressing authoritative and nonauthoritative publications for audit consideration and guidance. This SAS is effective for audits of financial statements for periods beginning on or after December 15, 2001.

         In January 2002, the Auditing Standards Board issued SAS No. 96, Audit Documentation. This statement supersedes SAS No. 41, Working Papers and amends SAS No. 47, Audit Risk and Materiality in Conducting an Audit, SAS No. 56, Analytical Procedures and SAS No. 59, The Auditor's Consideration of an Entity's Ability to Continue as a Going Concern. This statement provides revised guidance to the independent auditor as to the type, purpose and requirements of audit documentation. This SAS is effective for audits of financial statements for periods beginning on or after May 15, 2002.

         The impact of SAS No. 95 and SAS No. 96 on the audit of our consolidated financial statements resulting from the issuance of these auditing standards is not expected to be material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Please refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk," which is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS

         The financial statements and supplemental data required by Regulation S-X and by Item 302 of Regulation S-K are set forth in the pages listed below.

HERITAGE FINANCIAL HOLDING CORPORATION
AND SUBSIDIARIES

FINANCIAL STATEMENTS

                                                                                                             Page(s)
                                                                                                             -------
Independent Auditors' Report...............................................................................      42

Consolidated Statements of Financial Condition
    as of December 31, 2001 and 2000.......................................................................      43

Consolidated Statements of Income
    for the Years Ended December 31, 2001, 2000 and 1999...................................................      44

Consolidated Statements of Stockholders' Equity
    for the Years Ended December 31, 2001, 2000 and 1999...................................................      45

Consolidated Statements of Cash Flows
    for the Years Ended December 31, 2001, 2000 and 1999...................................................      46

Notes to Consolidated Financial Statements.................................................................      47

Quarterly Results (Unaudited)..............................................................................      76

                    SCHAUER, TAYLOR, COX, VISE & MORGAN, P.C.
                  CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS
                               150 OLDE TOWNE ROAD
                            BIRMINGHAM, ALABAMA 35216

DOUGLAS B. SCHAUER, CPA                 TELEPHONE - 205.822.3488                 C. DAVID BROOKS, CPA
EDWARD R. TAYLOR, CPA                      WATS - 800.466.3488                   M. BRYANT KING, CPA
W. ERNEST COX, CPA                 FAX - 205.822.3541 OR 205.822.0645            STEVEN D. MILLER, CPA
DONALD G. VISE, CPA                  EMAIL - FIRM@SCHAUERTAYLOR.COM              RAYMOND A. PATTON, CPA
PHILLIP D. MORGAN, CPA                                                           RUSSELL D. PAYNE, CPA
DAVID A. BOWERS, CPA                                                             STEWART T. WILSON, CPA
BENJAMIN N. VANCE, CPA
STEVEN W. BROWN, CPA

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Heritage Financial Holding Corporation
Decatur, Alabama

We have audited the accompanying consolidated statements of financial condition of Heritage Financial Holding Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Financial Holding Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Birmingham, Alabama                /s/ Schauer, Taylor, Cox, Vise & Morgan, P.C.
January 18, 2002, except for
Note 26, as to which the date
is April 2, 2002
                                       SCHAUER, TAYLOR, COX, VISE & MORGAN, P.C.

   MEMBER OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS, SEC PRACTICE
          SECTION AND ALABAMA SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                           DECEMBER 31, 2001 AND 2000

                                                                                        2001                   2000
                                                                                  ---------------        ---------------
ASSETS
   Cash and due from banks ................................................       $     6,660,032        $     6,143,475
   Interest-bearing deposits with other banks .............................               325,736                816,541
   Federal funds sold .....................................................             6,716,000              8,680,000
                                                                                  ---------------        ---------------
       CASH AND CASH EQUIVALENTS ..........................................            13,701,768             15,640,016

   Securities available-for-sale ..........................................            25,893,863             26,846,421
   Mortgage loans held-for-sale ...........................................            12,548,322                     --

   Loans ..................................................................           505,380,611            422,135,461
   Allowance for loan losses ..............................................            (6,074,230)            (5,064,889)
                                                                                  ---------------        ---------------
       NET LOANS ..........................................................           499,306,381            417,070,572

   Premises and equipment, net ............................................             6,407,022              5,566,060
   Accrued interest .......................................................             3,873,413              4,396,467
   Foreclosed real estate .................................................             4,227,926                212,875
   Other assets ...........................................................             2,332,392              1,725,114
                                                                                  ---------------        ---------------

       TOTAL ASSETS .......................................................       $   568,291,087        $   471,457,525
                                                                                  ===============        ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

   Deposits:
     Noninterest-bearing ..................................................       $    21,295,986        $    11,653,705
     Interest-bearing .....................................................           483,013,752            409,590,533
                                                                                  ---------------        ---------------
       TOTAL DEPOSITS .....................................................           504,309,738            421,244,238

   Accrued interest .......................................................             4,204,515              4,152,248
   FHLB advances ..........................................................            13,000,000             12,000,000
   Guaranteed preferred beneficial interest in the Company's
     subordinated debentures ..............................................            10,000,000                     --
   Other liabilities ......................................................               652,954                561,737
                                                                                  ---------------        ---------------
       TOTAL LIABILITIES ..................................................           532,167,207            437,958,223

STOCKHOLDERS' EQUITY

   Preferred stock - par value $0.01 per share; 10,000,000
     authorized, none issued ..............................................                    --                     --
   Common stock - par value $.01 per share, 40,000,000 shares authorized, 8,515,147 shares issued and outstanding at
     December 31, 2001 and 8,475,822 shares issued and
     outstanding at December 31, 2000 .....................................                85,151                 84,758
   Paid-in capital ........................................................            30,359,218             30,203,113
   Retained earnings ......................................................             5,736,259              3,370,338
   Accumulated other comprehensive income: net unrealized losses
     on securities available-for-sale, net of deferred income tax .........               (56,748)              (158,907)
                                                                                  ---------------        ---------------
       TOTAL STOCKHOLDERS' EQUITY .........................................            36,123,880             33,499,302
                                                                                  ---------------        ---------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........................       $   568,291,087        $   471,457,525
                                                                                  ===============        ===============

                 See notes to consolidated financial statements

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                            2001               2000               1999
                                                                        ------------       ------------       ------------
INTEREST INCOME
   Interest and fees on loans ...................................       $ 41,587,737       $ 31,788,388       $ 15,274,336
   Interest and dividends on securities:
     Taxable securities .........................................          1,460,386          1,542,276          1,190,610
     Nontaxable securities ......................................            124,585            123,619             88,554
   Interest on deposits with other banks ........................             24,905            365,000            150,062
   Interest on federal funds sold and securities
     purchased under agreements to resale .......................          1,055,690          1,840,891            544,756
                                                                        ------------       ------------       ------------
       TOTAL INTEREST INCOME ....................................         44,253,303         35,660,174         17,248,318

INTEREST EXPENSE
   Interest on deposits .........................................         26,751,607         20,867,463          9,194,229
   Interest on FHLB borrowings ..................................            962,690          1,150,833            678,000
   Interest on short-term borrowings ............................              1,888                229              2,023
   Interest on guaranteed preferred beneficial interest in
     the Company's subordinated debentures ......................            878,334                 --                 --
                                                                        ------------       ------------       ------------
       TOTAL INTEREST EXPENSE ...................................         28,594,519         22,018,525          9,874,252
                                                                        ------------       ------------       ------------

Net interest income .............................................         15,658,784         13,641,649          7,374,066
Provision for loan losses .......................................          3,602,047          3,388,973          1,807,765
                                                                        ------------       ------------       ------------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES ..............................................         12,056,737         10,252,676          5,566,301

NONINTEREST INCOME
   Customer service fees ........................................            867,323            745,377            503,337
   Investment security gains ....................................             23,926                 --              1,110
   Other operating income .......................................            665,197            293,666            137,377
                                                                        ------------       ------------       ------------
       TOTAL NONINTEREST INCOME .................................          1,556,446          1,039,043            641,824
                                                                        ------------       ------------       ------------

NONINTEREST EXPENSES
   Salaries and employee benefits ...............................          5,460,426          4,612,785          2,795,569
   Occupancy and equipment expense ..............................          1,232,525            879,910            574,713
   Other operating expenses .....................................          3,330,345          2,620,324          1,582,182
                                                                        ------------       ------------       ------------
       TOTAL NONINTEREST EXPENSES ...............................         10,023,296          8,113,019          4,952,464
                                                                        ------------       ------------       ------------

Income before income taxes ......................................          3,589,887          3,178,700          1,255,661
Provision for income taxes ......................................          1,223,966            991,169            394,800
                                                                        ------------       ------------       ------------

NET INCOME ......................................................       $  2,365,921       $  2,187,531       $    860,861
                                                                        ============       ============       ============

EARNINGS PER COMMON SHARE
   Basic ........................................................       $       0.28       $       0.26       $       0.12
   Diluted ......................................................               0.23               0.22               0.11

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic ........................................................          8,484,624          8,316,756          7,226,044
   Diluted ......................................................         10,486,966         10,133,865          7,860,469

                 See notes to consolidated financial statements

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                                  Accumulated
                                                                                                      Other
                                                    Common          Paid-in          Retained     Comprehensive
                                                     Stock          Capital          Earnings         Income            Total
                                                    -------       -----------       ----------    -------------      -----------
Balance at December 31, 1998 ................       $71,928       $18,608,626       $  321,946       $  6,437        $19,008,937

Net income - 1999 ...........................            --                --          860,861             --            860,861
Unrealized losses on available-for-
   sale securities, net of
   reclassification adjustment, net
   of tax of $599,503 .......................            --                --               --       (899,254)          (899,254)
                                                                                                                     -----------
Comprehensive loss ..........................            --                --               --             --            (38,393)
                                                                                                                     -----------
Issuance of shares from
   stock offerings ..........................         2,530         2,166,970               --             --          2,169,500
Issuance of shares under
   employee stock purchase plan .............            87            28,618               --             --             28,705
Stock option exercise .......................         1,265           264,510               --             --            265,775
Compensatory options ........................            --           106,015               --             --            106,015
Tax benefit of exercised options ............            --           379,511               --             --            379,511
                                                    -------       -----------       ----------       --------        -----------

Balance at December 31, 1999 ................        75,810        21,554,250        1,182,807       (892,817)        21,920,050

Net income - 2000 ...........................            --                --        2,187,531             --          2,187,531
Unrealized gains on available-for-
   sale securities, net of
   reclassification adjustment, net
   of tax of $(489,273) .....................            --                --               --        733,910            733,910
                                                                                                                     -----------
Comprehensive income ........................            --                --               --             --          2,921,441
                                                                                                                     -----------
Issuance of shares from
   stock offerings ..........................         8,500         8,491,500               --             --          8,500,000
Issuance of shares under stock
   option plan ..............................           400            66,347               --             --             66,747
Issuance of shares under
   employee stock purchase plan .............            48            29,630               --             --             29,678
Compensatory options ........................            --            61,386               --             --             61,386
                                                    -------       -----------       ----------       --------        -----------

BALANCE AT
   DECEMBER 31, 2000 ........................        84,758        30,203,113        3,370,338       (158,907)        33,499,302

NET INCOME - 2001 ...........................            --                --        2,365,921             --          2,365,921
UNREALIZED GAINS ON AVAILABLE-FOR-
   SALE SECURITIES, NET OF
   RECLASSIFICATION ADJUSTMENT, NET
   OF TAX OF $(68,104) ......................            --                --               --        102,159            102,159
                                                                                                                     -----------
COMPREHENSIVE INCOME ........................            --                --               --             --          2,468,080
                                                                                                                     -----------
STOCK OPTION EXERCISE .......................           360            86,850               --             --             87,210
ISSUANCE OF SHARES UNDER
   EMPLOYEE STOCK PURCHASE PLAN .............            33            31,412               --             --             31,445
COMPENSATORY OPTIONS ........................            --            37,843               --             --             37,843
                                                    -------       -----------       ----------       --------        -----------

BALANCE AT
   DECEMBER 31, 2001 ........................       $85,151       $30,359,218       $5,736,259       $(56,748)       $36,123,880
                                                    =======       ===========       ==========       ========        ===========

                 See notes to consolidated financial statements

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                             2001                2000                   1999
                                                                        -------------       --------------        --------------
OPERATING ACTIVITIES
   Net income ...................................................       $   2,365,921       $    2,187,531        $      860,861
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Provision for loan losses ..................................           3,602,047            3,388,973             1,807,765
     Depreciation, amortization and accretion, net ..............             437,999              321,341               276,817
     Deferred tax benefit .......................................            (264,948)            (746,779)             (367,000)
     Decrease (increase) in accrued interest receivable .........             523,054           (2,314,056)             (846,549)
     Increase in accrued interest payable .......................              52,267            2,679,350               572,010
     Security gains .............................................             (23,926)                  --                (1,110)
     Net increase in mortgage loans held for sale ...............         (12,548,322)                  --                    --
     Loss on disposition of fixed assets ........................               1,786                   --                10,446
     Other, net .................................................            (319,217)             (47,723)              352,040
                                                                        -------------       --------------        --------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES ..................          (6,173,339)           5,468,637             2,665,280
                                                                        -------------       --------------        --------------

INVESTING ACTIVITIES
   Purchases of securities available-for-sale ...................         (18,774,196)          (7,008,487)           (7,122,398)
   Proceeds from sales of securities available-for-sale .........             520,493                   --                51,100
   Proceeds from calls, paydowns and maturities of
     securities available-for-sale ..............................          19,399,714            1,358,567             7,296,448
   Net increase in loans to customers ...........................         (89,959,157)        (178,875,187)         (128,284,131)
   Purchase of premises and equipment ...........................          (1,287,676)          (2,224,003)             (876,900)
   Proceeds from disposition of fixed assets ....................               7,665                   --                11,631
   Proceeds from disposition of foreclosed real estate ..........             106,250                   --                    --
                                                                        -------------       --------------        --------------
     NET CASH USED IN INVESTING ACTIVITIES ......................         (89,986,907)        (186,749,110)         (128,924,250)
                                                                        -------------       --------------        --------------

FINANCING ACTIVITIES
   Net increase in demand deposits, NOW accounts,
     and savings accounts .......................................          38,279,518           20,653,089            26,958,411
   Net increase in certificates of deposit ......................          44,785,982          151,558,986            85,072,692
   Net decrease in short-term borrowings ........................                  --              (24,719)              (12,798)
   Net proceeds from (payments to) FHLB advances ................           1,000,000          (13,000,000)           15,000,000
   Stock subscriptions receivable ...............................                  --                   --               948,968
   Net proceeds from issuance of stock ..........................             118,655            8,596,425             2,463,980
   Compensatory options .........................................              37,843               61,386               106,015
   Issuance of guaranteed preferred beneficial interest
     in the Company's subordinated debentures ...................          10,000,000                   --                    --
                                                                        -------------       --------------        --------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES ..................          94,221,998          167,845,167           130,537,268
                                                                        -------------       --------------        --------------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS .............................................          (1,938,248)         (13,435,306)            4,278,298

Cash and Cash Equivalents at Beginning of Year ..................          15,640,016           29,075,322            24,797,024
                                                                        -------------       --------------        --------------

CASH AND CASH EQUIVALENTS AT END OF YEAR ........................       $  13,701,768       $   15,640,016        $   29,075,322
                                                                        =============       ==============        ==============

                 See notes to consolidated financial statements

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Heritage Financial Holding Corporation (a Delaware corporation) and its wholly-owned subsidiaries, Heritage Bank (the "Bank")(an Alabama corporation) and Heritage Financial Statutory Trust I ("Heritage Trust")(a Connecticut Statutory Trust)(referred to herein collectively as the "Company") operate predominantly in the domestic commercial banking industry. The Company's main office is in Decatur, Alabama with additional Bank branch locations in Morgan, Madison and Jefferson counties of North and Central Alabama.

The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States of America and to general practice within the banking industry. The following summarizes the most significant of these policies.

Basis of Consolidation

The consolidated financial statements include the accounts of Heritage Financial Holding Corporation, the Bank and Heritage Trust. All significant intercompany balances and transactions have been eliminated. Investments in subsidiaries are carried at the parent company's equity in the underlying net assets.

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

Securities held-to-maturity are those securities for which management has the ability and intent to hold until maturity. These securities are carried at amortized cost, adjusted for amortization of premiums and accretion of discount to the earlier of the maturity or call date.

Securities available-for-sale represent those securities intended to be held for an indefinite period of time, including securities that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital, or other similar factors. Securities available-for-sale are recorded at market value with unrealized gains and losses net of any tax effect, added or deducted directly from stockholders' equity.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

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

Mortgage Loans Held For Sale

Mortgage loans held for sale are carried at the lower of aggregate cost or market. The cost of mortgage loans held for sale is the mortgage note amount plus certain net origination costs less discounts collected. Gains and losses resulting from changes in the market value of the inventory are netted. Any net gain that results is deferred; any net loss that results is recognized when incurred. The aggregate cost of mortgage loans held for sale at December 31, 2001, approximates their aggregate net realizable value. Gains or losses on the sale of mortgage loans held for sale are included in other income.

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

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral and an analysis of current economic conditions. While management believes that it has established the allowance in accordance with generally accepted accounting principles and has taken into account the views of its regulators and the current economic environment, there can be no assurance that in the future the Bank's regulators or its economic environment will not require further increases in the allowance.

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

While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding, except in the case of loans with scheduled amortizations where the payment is generally applied to the oldest payment due. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan has been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge offs have been fully recovered. Interest income recognized on a cash basis was immaterial for the years ended December 31, 2001, 2000 and 1999.

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

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

Advertising Costs

The Company's policy is to expense advertising costs as incurred. Advertising expense for the years ended December 31, 2001, 2000 and 1999 amounted to approximately $336,000, $291,000 and $180,000, respectively.

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of available-for-sale securities, allowance for loan losses, estimated losses on foreclosed real estate, accumulated depreciation and accrued employee benefits for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

The Company and its subsidiary bank file a consolidated federal and state income tax return. The subsidiary bank provides for income taxes on a separate return basis and remits to the Company amounts determined to be currently payable.

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

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Benefit Plans

The Bank has adopted a 401(k) Plan which covers substantially all of its employees. Contributions to the plan are determined by the board of directors and are included in salaries and employee benefits expense.

The Bank has also adopted an Employee Stock Purchase Plan, which the Company has assumed, covering substantially all employees which allows employees the opportunity to acquire shares of common stock of the Company through payroll deduction. The Board approved and ratified modification of the Employee Stock Purchase Plan on May 8, 2001.

Off-Balance Sheet Financial Instruments

In the ordinary course of business the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

The Bank has available as a source of short-term financing the purchase of federal funds from other commercial banks from available lines totaling $13,500,000.

The Bank also has available as a source of financing a line of credit of $59,563,000 with the Federal Home Loan Bank of Atlanta ("FHLB") of which $46,563,000 was available and unused at December 31, 2001.

Segment Information

All of the Company's offices offer similar products and services, are located in the same geographic region and serve the same customer segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic consolidated financial statements and related footnotes provide details related to segment reporting.

Reclassifications

Certain amounts in 2000 and 1999 have been reclassified to conform with the 2001 presentation.

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative is to be determined based upon the intended use of the derivative. For certain hedge designations (cash flow and foreign currency exposure) the derivative's gain or loss is reported as a component of other comprehensive income. Other designations require the gain or loss to be recognized in

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

earnings in the period of change. This statement, amended as to effective date by SFAS No. 137, is effective for financial statements for periods beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board also issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS No. 133. The adoption of SFAS No. 133, as amended by SFAS No. 138 did not have a material impact on the Company's consolidated financial statements.

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

In June 2001, the FASB issued SFAS No. 141, Business Combinations. This statement addresses financial accounting and reporting for business combinations and supersedes ABP Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS No. 141 are to be accounted for using one method, the purchase method. Prior to the issuance of this statement, subject to certain criteria, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. The two methods produce different financial statement results. The single-method approach used in SFAS No. 141 reflects the conclusion that virtually all business combinations are acquisitions and therefore should be accounted for in the same manner as other asset acquisitions based on the values exchanged. This statement provides expanded and revised guidance related to the allocation of the purchase price to goodwill and other intangibles arising from the business combination. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 provides new standards for accounting relating to

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

intangible assets after initial recognition in the financial statements. This statement proscribes the accounting practice of amortizing or expensing intangibles ratably over a prescribed period of time and imposes new guidance requiring that goodwill and certain other intangibles be tested for impairment at least annually by comparing fair values of those assets with their recorded amounts. Additional disclosure requirements also are provided. The provisions of SFAS No. 142 are required to be applied in fiscal years beginning after December 15, 2001.

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

In December 2001, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. This statement reconciles and conforms the accounting and financial reporting provisions for similar transactions as applied to different entities within the financial services industry. It eliminates differences in disclosure practices where not warranted and should provide greater consistency in reporting by entities in the financial services industry. This statement is effective for annual and interim financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SOP 01-6 is not expected to have a material effect on the Company's consolidated financial statements.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

In December 2001, the Auditing Standards Board issued SAS No. 95, Generally Accepted Auditing Standards. This statement supersedes Generally Accepted Auditing Standards of SAS No. 1 and generally provides additional guidance to the independent auditor in the conduct of an audit engagement, primarily by addressing authoritative and nonauthoritative publications for audit consideration and guidance. This SAS is effective for audits of financial statements for periods beginning on or after December 15, 2001.

In January 2002, the Auditing Standards Board issued SAS No. 96, Audit Documentation. This statement supersedes SAS No. 41, Working Papers and amends SAS No. 47, Audit Risk and Materiality in Conducting an Audit, SAS No. 56, Analytical Procedures and SAS No. 59, The Auditor's Consideration of an Entity's Ability to Continue as a Going Concern. This statement provides revised guidance to the independent auditor as to the type, purpose and requirements of audit documentation. This SAS is effective for audits of financial statements for periods beginning on or after May 15, 2002.

The impact of SAS No. 95 and SAS No. 96 on the audit of the Company's consolidated financial statements resulting from the issuance of these auditing standards is not expected to be material.

Earnings Per Common Share

Basic earnings per common share are computed by dividing earnings available to stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock, as prescribed by SFAS No. 128, Earnings per Share. All per share amounts included in these financial statements have been retroactively adjusted to reflect the effects of the 2-for-1 stock split which occurred during 1999. The following reconciles the weighted average number of shares outstanding:

                                                                           2001              2000              1999
                                                                        -----------       -----------       -----------
Weighted average of common shares outstanding ...................         8,484,624         8,316,756         7,226,044
Effect of dilutive options ......................................         2,002,342         1,817,109           634,425
                                                                        -----------       -----------       -----------

Weighted average of common shares
   outstanding effected for dilution ............................        10,486,966        10,133,865         7,860,469
                                                                        ===========       ===========       ===========

Comprehensive Income

Comprehensive income is the total of net income and all other non-owner changes in equity. Items that are to be recognized under accounting standards as components of comprehensive income are displayed in statements of stockholders' equity.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Comprehensive Income - Continued

In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods. The disclosure of the reclassification amounts and other details of other comprehensive income are as follows:

                                                                      Years Ended December 31,
                                                         -------------------------------------------------
                                                            2001                2000               1999
                                                         -----------        -----------        -----------
Unrealized gains (losses) on securities
   Unrealized holding gains (losses)
     arising during period .......................       $   194,189        $ 1,223,183        $(1,497,647)
   Less reclassification adjustments for
     gains included in net income ................           (23,926)                --             (1,110)
                                                         -----------        -----------        -----------
   Net unrealized gains (losses) .................           170,263          1,223,183         (1,498,757)
   Income tax related to items of other
     comprehensive income (loss) .................           (68,104)          (489,273)           599,503
                                                         -----------        -----------        -----------

Other comprehensive income (loss) ................       $   102,159        $   733,910        $  (899,254)
                                                         ===========        ===========        ===========

Statements of Cash Flows

The Company considers cash, due from banks and short-term investments as cash equivalents in preparing the consolidated statements of cash flows. The following is supplemental disclosure to the statements of cash flows for the three years ended December 31, 2001.

                                                                        Years Ended December 31,
                                                         -------------------------------------------------
                                                            2001               2000                1999
                                                         -----------        -----------        -----------
Cash paid during the year for interest ...........       $28,542,252        $19,339,175        $ 9,302,242

Cash paid during the year for
   income taxes, net .............................         1,670,781          1,767,689            452,550

Non-cash Disclosures:

Net increase (decrease) in unrealized gains/
   losses on securities available-for-sale .......           170,263          1,223,183         (1,498,757)

Tax benefit of non-qualified options exercised ...                --                 --            379,511

Loans transferred to foreclosed real estate
   during the year ...............................         4,920,288                 --            212,875

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

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

NOTE 3 - RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The Bank is required to maintain average reserve balances either in vault cash or on deposit with the Federal Reserve. The average amount of those reserves required at December 31, 2001 and 2000 was approximately $3,530,000 and $1,009,000, respectively.

NOTE 4 - SECURITIES

The carrying amounts of securities as shown in the consolidated statements of financial condition and their approximate fair values at December 31, 2001 and 2000 were as follows:

                                                                             Gross                 Gross                Estimated
                                                     Amortized             Unrealized            Unrealized                Fair
                                                       Cost                  Gains                 Losses                 Value
                                                   -------------          ------------          ------------          -------------
SECURITIES AVAILABLE-FOR-SALE

DECEMBER 31, 2001:
   U. S. GOVERNMENT AND
     AGENCY SECURITIES......................       $  15,682,142          $    177,499          $    162,720          $  15,696,921
   MORTGAGE-BACKED SECURITIES...............             612,916                 3,944                    --                616,860
   ASSET-BACKED SECURITIES..................           4,451,625                22,280                    --              4,473,905
   STATE AND MUNICIPAL SECURITIES...........           2,665,900                14,694                89,978              2,590,616
   CORPORATE DEBT SECURITIES................           1,250,000                    --                60,300              1,189,700
   EQUITY SECURITIES........................           1,325,861                    --                    --              1,325,861
                                                   -------------          ------------          ------------          -------------

                                                   $  25,988,444          $    218,417          $    312,998          $  25,893,863
                                                   =============          ============          ============          =============

December 31, 2000:
   U. S. Government and
     agency securities......................       $  18,661,134          $    837,374          $  1,048,398          $  18,450,110
   Mortgage-backed securities...............           1,042,199                20,417                42,470              1,020,146
   Asset-backed securities..................           1,982,222                 3,218                    --              1,985,440
   State and municipal securities...........           2,329,357               217,324               246,690              2,299,991
   Corporate debt securities................           1,250,000               144,848               150,468              1,244,380
   Equity securities........................           1,846,354                    --                    --              1,846,354
                                                   -------------          ------------          ------------          -------------

                                                   $  27,111,266          $  1,223,181          $  1,488,026          $  26,846,421
                                                   =============          ============          ============          =============

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 4 - SECURITIES - CONTINUED

The contractual maturities of securities available-for-sale at December 31, 2001, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                            Amortized                 Fair
SECURITIES AVAILABLE-FOR-SALE                                                                 Cost                   Value
-----------------------------                                                             -------------          -------------
   Due in one year or less......................................................          $          --          $          --
   Due after one year through five years........................................              5,791,281              5,886,100
   Due after five years through ten years.......................................              7,880,536              7,948,482
   Due after ten years..........................................................             10,990,726             10,733,420
   Equity securities............................................................              1,325,861              1,325,861
                                                                                          -------------          -------------

                                                                                          $  25,988,404          $  25,893,863
                                                                                          =============          =============

Mortgage-backed securities have been included in the maturity tables based upon the guaranteed payoff date of each security.

Gross realized gains and losses on dispositions of securities available-for-sale for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                                       2001                2000                1999
                                                                     ---------             -----             --------
         Realized gains.......................................       $  23,926             $  --             $  1,110
         Realized losses......................................              --                --                   --

Equity securities include a restricted investment in Federal Home Loan Bank stock which must be maintained to secure available lines of credit. The amount of investment in this stock amounted to $1,250,000 at December 31, 2001 and 2000.

Securities pledged to secure public funds on deposit and for other purposes as required by law amounted to approximately $23,702,000 and $22,621,000 at December 31, 2001 and 2000, respectively.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 5 - LOANS

The Company grants loans to customers primarily in Morgan, Madison and Jefferson counties of North and Central Alabama.

The major classifications of loans as of December 31, 2001 and 2000 are as follows:

                                                                                            2001                  2000
                                                                                        -------------        --------------
         Commercial, financial and agricultural.......................................  $ 138,344,502        $  105,392,849
         Real estate - construction...................................................     70,073,145            90,603,025
         Real estate - mortgage.......................................................    274,675,368           205,421,797
         Consumer.....................................................................     22,287,596            20,717,790
                                                                                        -------------        --------------
                                                                                          505,380,611           422,135,461
         Allowance for loan losses....................................................      6,074,230             5,064,889
                                                                                        -------------        --------------

         Net loans....................................................................  $ 499,306,381        $  417,070,572
                                                                                        =============        ==============

Total loans, which the Bank considered to be impaired at December 31, 2001 and 2000, were $4,062,000 and $617,000, respectively. All of these loans were on nonaccrual status and had related allowances of $897,000 and $93,000, respectively. Collateral dependent loans, which were measured at the fair value of the collateral, constituted the majority of impaired loans at December 31, 2001 and 2000. The average recorded investment in impaired loans for the years ended December 31, 2001 and 2000 was approximately $5,275,000 and $538,000, respectively. No material amount of interest income was recognized on impaired loans for the years ended December 31, 2001 and 2000. For the years ended December 31, 2001 and 2000, the difference between gross interest income that would have been recorded in such period if the nonaccruing loans had been current in accordance with their original terms and the amount of interest income on those loans that was included in such period's net income was approximately $519,000 for 2001 and an immaterial amount for 2000.

The Bank has no commitments to loan additional funds to the borrowers of non-accrual loans.

Commercial and residential real estate loans pledged to secure Federal Home Loan Bank advances amounted to approximately $87,089,000 and $70,700,000 at December 31, 2001 and 2000, respectively (see Note 9).

              [The remainder of this page intentionally left blank]

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                                 2001             2000             1999
                                                            -------------     -------------    ------------
Balance at beginning of year............................    $   5,064,889     $   3,035,549    $  1,401,979

Charge-offs.............................................       (2,695,237)       (1,454,447)       (195,378)
Recoveries..............................................          102,531            94,814          21,183
                                                            -------------     -------------    ------------
   Net charge-offs......................................       (2,592,706)       (1,359,633)       (174,195)

Provision for loan losses...............................        3,602,047         3,388,973       1,807,765
                                                            -------------     -------------    ------------

Balance at end of year..................................    $   6,074,230     $   5,064,889    $  3,035,549
                                                            =============     =============    ============

NOTE 7 - PREMISES AND EQUIPMENT

Premises and equipment as of December 31, 2001 and 2000 is as follows:

                                                                                                  2001                 2000
                                                                                              ------------         ------------
         Land  ......................................................................         $    930,595         $    320,279
         Buildings...................................................................            1,565,225            1,550,599
         Land and leasehold improvements.............................................            1,675,856              331,346
         Furniture and equipment.....................................................            3,179,740            2,733,105
         Automobiles.................................................................              135,364              133,797
         Construction in progress....................................................              183,559            1,354,557
                                                                                              ------------         ------------
                                                                                                 7,670,339            6,423,683
         Accumulated depreciation....................................................            1,263,317              857,623
                                                                                              ------------         ------------

         Premises and equipment, net..................................................        $  6,407,022         $  5,566,060
                                                                                              ============         ============

The provision for depreciation charged to occupancy and equipment expense for the years ended December 31, 2001, 2000 and 1999 was $437,263, $324,834 and
$245,248, respectively.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 8 - DEPOSITS

The aggregate amounts of time deposits of $100,000 or more, including certificates of deposit of $100,000 or more at December 31, 2001 and 2000 were $141,220,175 and $134,094,483, respectively. Time deposits of less than $100,000 totaled $239,830,989 and $206,603,766 at December 31, 2001 and 2000,
respectively. Demand deposits reclassified as loan balances as of December 31, 2001 and 2000 amounted to $271,982 and $687,221, respectively.

The maturities of time certificates of deposit and other time deposits issued by the Bank at December 31, 2001 are as follows:

     Years Ending December 31,
     -------------------------
                2002.............................................................................  $  288,345,800
                2003.............................................................................      51,961,883
                2004.............................................................................       8,787,962
                2005.............................................................................      25,912,618
                2006.............................................................................       6,042,901
                                                                                                   --------------

                  Total..........................................................................  $  381,051,164
                                                                                                   ==============

NOTE 9 - LONG-TERM DEBT

At December 31, 2001 and 2000, the Bank had long-term debt totaling $23,000,000 and $12,000,000, respectively.

Long-term debt consists of the following at December 31, 2001 and 2000:

                                                                                              2001                    2000
                                                                                          -------------          -------------
Long-term Federal Home Loan Bank advances; at December 31, 2001 - maturity dates in February 2011, fixed interest rates ranging from 4.16% to 4.97%; at December
  31, 2000 - maturity dates of September 2002 through April 2004, variable and fixed interest rates ranging from 5.01% to 6.82%; all of the debt at December
  31, 2001 is subject to early termination options by the Bank and conversion by the issuer into a three month LIBOR-based floating rate advance; secured by real estate mortgage loans. All of the outstanding advances at December 31, 2000 were
  paid off during 2001 ..............................................................     $  13,000,000          $  12,000,000

Long-term Heritage Financial Statutory Trust advance from a pooled trust preferred private placement for subordinated debentures; interest rate fixed at
  10.20%, the subordinated debenture has a 30-year life with a call option of 10 years, subject to regulatory approval, or earlier, dependent upon certain
  changes in tax or investment company laws, or regulatory capital requirements......        10,000,000                     --
                                                                                          -------------          -------------

                                                                                          $  23,000,000          $  12,000,000
                                                                                          =============          =============

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 9 - LONG-TERM DEBT - CONTINUED

Maturities of long-term debt following December 31, 2001, are as follows:

         Years Ending December 31,
         -------------------------
               2002.............................................................................  $          --
               2003.............................................................................             --
               2004.............................................................................             --
               2005.............................................................................             --
               2006.............................................................................             --
               Thereafter.......................................................................     23,000,000
                                                                                                  -------------

                 Total..........................................................................  $  23,000,000
                                                                                                  =============

NOTE 10 - STOCKHOLDERS' EQUITY

As discussed in Notes 2 and 11, the Company was formed in year 2000 and through a 1-for-1 exchange of stock acquired Heritage Bank employing pooling-of-interests accounting treatment. As a result, all information contained in these financials, including share information, is represented as if the Company and the Bank had been combined for all periods presented.

At December 31, 2001 and 2000, stockholders' equity of the Company consisted of the following:

Preferred Stock: 10,000,000 shares authorized, with a par value of $0.01 per share, none issued.

Common Stock: 40,000,000 shares authorized, with a par value of $0.01 per share, 8,515,147 shares and 8,475,822 shares issued and outstanding as of December 31, 2001 and 2000, respectively. Voting rights equal to one vote per share.

Paid-in Capital: Represents the funds received in excess of par value upon the issuance of stock, net of issuance costs and the related effect of stock dividends and stock splits.

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

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 10 - STOCKHOLDERS' EQUITY - CONTINUED

On February 29, 2000, the Bank completed an oversubscribed exempt offering of 1,000,000 shares of its common stock, $0.01 par value per share, at $10.00 per share. The offering to new stockholders in the Birmingham, Decatur and Huntsville, Alabama markets commenced on December 1, 1999, and culminated in raising approximately $10,000,000 in new capital, before expenses associated with the offering. The proceeds from the offering were used for the establishment of Heritage Bank's Birmingham location, working capital and other various uses.

NOTE 11 - REORGANIZATION

On March 14, 2000, the board of directors of the Bank approved a Plan of Reorganization and Agreement of Merger to form a bank holding company and through the exchange of stock become a wholly-owned subsidiary. The Bank filed documents with the Federal Reserve, FDIC and the Alabama State Banking Department to effectuate this reorganization and merger. Stockholders of the Bank voted approval upon this matter at the 2000 Annual Meeting of Stockholders.

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

NOTE 12 - REGULATORY CAPITAL MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its subsidiary bank must meet specific capital guidelines involving quantitative measures of the Company and its subsidiary bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification under the prompt corrective guidelines are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total Capital and Tier I Capital to risk-weighted assets (as defined in the regulations), and Tier I Capital (Leverage) to adjusted total assets (as defined). Management believes, as of December 31, 2001, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 12 - REGULATORY CAPITAL MATTERS - CONTINUED

As of December 31, 2001, the most recent notification from the Federal Deposit Insurance Corporation catagorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum Total Capital, Tier I Capital and Tier I Leverage ratios as disclosed in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and Bank's actual capital amounts and ratios are also presented in the table.

                                                                                       To Be Well Capitalized
                                                                                            Under Prompt
                                                                 For Capital             Corrective Action
                                         Actual              Adequacy Purposes               Provisions
                                 --------------------       --------------------       ----------------------
                                  Amount        Ratio         Amount       Ratio         Amount         Ratio
                                 ---------     ------       ---------      -----       ---------       ------
                                                              (In thousands)
AS OF DECEMBER 31, 2001:

TOTAL CAPITAL
   CONSOLIDATED...............   $  52,254      10.69%      $  39,106       8.00%      $  48,882        10.00%
   HERITAGE BANK..............      50,899      10.42          39,080       8.00          48,850        10.00
TIER I CAPITAL
   CONSOLIDATED...............      46,180       9.45          19,553       4.00          29,329         6.00
   HERITAGE BANK..............      44,825       9.18          19,540       4.00          29,310         6.00
TIER I LEVERAGE
   CONSOLIDATED...............      46,180       7.86          23,516       4.00          29,395         5.00
   HERITAGE BANK..............      44,825       7.63          23,500       4.00          29,376         5.00

As of December 31, 2000:

Total Capital
   Consolidated...............   $  38,723       9.36%      $  33,083       8.00%      $  41,354        10.00%
   Heritage Bank..............      38,687       9.35          33,104       8.00          41,380        10.00
Tier I Capital
   Consolidated...............      33,658       8.14          16,541       4.00          24,812         6.00
   Heritage Bank..............      33,622       8.13          16,552       4.00          24,828         6.00
Tier I Leverage
   Consolidated...............      33,658       7.26          18,539       4.00          23,173         5.00
   Heritage Bank..............      33,622       7.25          18,539       4.00          23,173         5.00

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 13 - INCENTIVE STOCK COMPENSATION PLAN

The Company entered into an Incentive Stock Compensation Plan (the "Compensation Plan") with the Company's directors and certain key officers and employees. Under the Compensation Plan, the Company has entered into Incentive Stock Option Agreements and Nonqualified Option Agreements (together the "Agreements") which provide for these directors and key employees to purchase shares of the Company's $0.01 par value common stock at the fair market value at the dates of grant. The options granted under the Agreements may be exercised within 5 years and 10 years from the dates of grant. The following summary sets forth activity under the Agreements for the years ended December 31, 2001, 2000 and 1999:

Fixed Options

                                                       2001                          2000                         1999
                                             ------------------------      -------------------------    -------------------------
                                                             WEIGHTED                       Weighted                     Weighted
                                                              AVERAGE                        Average                      Average
                                                             EXERCISE                       Exercise                     Exercise
                                               OPTIONS         PRICE         Options          Price       Options          Price
                                             -----------     --------      -----------      --------    -----------      --------
Outstanding, beginning of the year..           3,970,032     $   3.72        4,008,000      $   3.70      3,720,000       $  3.25
   Granted..........................              23,000        11.50            2,000         10.00        420,554          7.20
   Exercised........................             (36,000)        2.42          (39,968)         1.67       (126,554)         2.10
   Forfeited........................                  --         0.00               --          0.00         (6,000)         6.50
                                             -----------                   -----------                  -----------
Outstanding, end of the year........           3,957,032         3.77        3,970,032          3.72      4,008,000          3.70
                                             ===========                   ===========                  ===========

Exercisable, end of the year........           1,630,232                     1,227,632                      992,280

Weighted average fair value of options
   granted during the year..........         $      3.43                   $      3.38                  $      3.51

Information pertaining to options outstanding at December 31, 2001, is as follows:

                                                                       Outstanding       Expiration        Options
                                                                          Number            Date         Exercisable
                                                                       -----------       ----------      -----------
Options with an exercise price of $2.84.......................            139,478         04/17/03          139,478
Options with an exercise price of $3.34.......................            330,000         07/14/03          330,000
Options with an exercise price of $3.34.......................             72,000         07/08/09           16,000
Options with an exercise price of $3.34.......................          3,048,000         08/24/08          906,000
Options with an exercise price of $5.50.......................             60,000         07/01/04           60,000
Options with an exercise price of $6.50.......................             12,000         07/01/04           12,000
Options with an exercise price of $6.50.......................              2,000         07/08/04            2,000
Options with an exercise price of $6.50.......................              2,000         09/16/04              800
Options with an exercise price of $7.50.......................             20,000         11/07/04            8,000
Options with an exercise price of $7.50.......................            120,000         11/07/09           24,000
Options with an exercise price of $10.00......................            126,554         12/28/04          126,554
Options with an exercise price of $10.00......................              2,000         01/28/05              800
Options with an exercise price of $11.50......................             23,000         03/02/06            4,600

The number of shares and weighted average exercise prices have been restated to give effect for the 2-for-1 stock split effective November 8, 1999.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 13 - INCENTIVE STOCK COMPENSATION PLAN - CONTINUED

Of the 3,957,032 outstanding options at December 31, 2001, 1,630,232 were exercisable with the remaining 2,326,800 having remaining vesting periods of up to 7 years. The weighted average exercise price of the exercisable options at December 31, 2001, was $4.03. Exercise prices for options outstanding as of December 31, 2001, ranged from $2.84 to $11.50. Total unexercised options of 3,957,032 have a weighted average contractual life of 5.82 years and a weighted average exercise price of $3.77.

At December 31, 2001, the shares under option include nonqualified options of 2,622,000 issued primarily to Company directors and incentive stock options of 1,335,032 issued to certain key employees of the Company.

If the Company had elected to recognize compensation cost for options granted in 2001, 2000 and 1999, based on the fair value of the options as permitted by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                                   Years Ended December 31,
                                                                     ---------------------------------------------------
                                                                         2001               2000                1999
                                                                     ------------       ------------         -----------
NET INCOME:
   As reported..................................................     $  2,365,921       $  2,187,531         $   860,861
   Pro forma....................................................        1,801,959          1,453,844            (611,645)

BASIC EARNINGS PER SHARE:
   As reported..................................................     $      0.28        $       0.26         $      0.12
   Pro forma....................................................            0.21                0.17               (0.08)

DILUTED EARNINGS PER SHARE:
   As reported..................................................     $      0.23        $       0.22         $      0.11
   Pro forma....................................................            0.17                0.14               (0.08)

All options are assumed to be exercised in the calculations of diluted average common shares outstanding, causing the equivalent number of shares outstanding on a diluted basis to be greater than that used to calculate basic earnings per share by 2,002,342, 1,817,109 and 634,425 for 2001, 2000 and 1999, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model for 2001, 2000 and 1999 grants:

                                                                             2001            2000          1999
                                                                          -------          -------      ----------
Expected dividend yield.......................................               0.00%            0.00%           0.00%
Expected stock price volatility...............................              21.70            24.20           24.20
Risk-free interest rate.......................................               4.95             6.00            6.00
Expected life of options......................................            5 YEARS          5 years      5-8.5 years

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 13 - INCENTIVE STOCK COMPENSATION PLAN - CONTINUED

The effects of applying FAS 123 for providing pro forma disclosures are not likely to be representative of the effects on reported earnings for future years, nor are the dividend estimates representative of commitments on the part of the Bank's Board.

NOTE 14 - OTHER OPERATING EXPENSES

The major components of other operating expenses included in noninterest expenses at December 31, 2001, 2000 and 1999 are as follows:

                                                                2001             2000            1999
                                                            ------------     ------------    ------------
Professional fees.......................................    $    582,783     $    471,283    $    255,723
Advertising.............................................         336,017          290,941         180,170
Supplies ...............................................         262,024          294,201         184,389
Data processing.........................................         190,300          136,168          89,900
Telephone...............................................         170,874          157,816          87,787
Director committee fees.................................         152,746          151,233         118,200
Postage.................................................         125,546           90,207          59,966
Franchise taxes.........................................         121,808           57,779           3,262
Equity line expenses....................................         103,691           78,697          39,821
Other    ...............................................       1,284,556          891,999         562,964
                                                            ------------     ------------    ------------

                                                            $  3,330,345     $  2,620,324    $  1,582,182
                                                            ============     ============    ============

NOTE 15 - INCOME TAXES

Federal and state income taxes receivable (payable) as of December 31, 2001 and 2000 included in other assets (other liabilities), were as follows:

                                                                                           2001               2000
                                                                                        -----------       -----------
         Current
           Federal....................................................................  $   166,712       $   (21,466)

           State......................................................................     (127,352)         (121,036)

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 15 - INCOME TAXES - CONTINUED

The components of the net deferred income tax asset included in other assets as of December 31, 2001 and 2000 are as follows:

                                                                                            2001              2000
                                                                                        ------------      ------------
         Deferred tax asset:
           Federal....................................................................  $  1,671,166      $  1,450,843
           State......................................................................       294,723           255,974
                                                                                        ------------      ------------
             Total deferred income tax asset..........................................     1,965,889         1,706,817

         Deferred tax liability:
           Federal....................................................................      (288,808)         (235,913)
           State......................................................................       (50,966)          (41,632)
                                                                                        ------------      ------------
             Total deferred income tax liability......................................      (339,774)         (277,545)
                                                                                        ------------      ------------

             Net deferred tax asset...................................................  $  1,626,115      $  1,429,272
                                                                                        ============      ============

The tax effects of each type of income and expense item that gave rise to deferred taxes are:

                                                                                           2001              2000
                                                                                      ---------------  ---------------
         Depreciation...............................................................  $      (339,774) $       (277,545)
         Allowance for loan losses..................................................        1,810,821         1,497,731
         Unamortized expenses.......................................................           34,068            35,857
         Net unrealized losses on securities available-for-sale.....................           37,833           105,938
         Deferred compensation on stock options.....................................           82,098            66,960
         Other......................................................................            1,069               331
                                                                                      ---------------  ----------------

         Net deferred tax asset.....................................................  $     1,626,115  $      1,429,272
                                                                                      ===============  ================

The components of income tax expense (benefit) for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                                           2001              2000              1999
                                                                      ------------       ------------      -----------
         Current
           Federal..................................................  $  1,361,567       $  1,641,466      $   701,814
           State....................................................       127,347            121,036           59,986

         Deferred
           Federal..................................................      (224,469)          (655,483)        (312,000)
           State....................................................       (40,479)          (115,850)         (55,000)
                                                                      ------------       ------------      -----------

                                                                      $  1,223,966       $    991,169      $   394,800
                                                                      ============       ============      ===========

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 15 - INCOME TAXES - CONTINUED

Tax effect of securities transactions for the years ended December 31, 2001, 2000 and 1999 were approximately $9,570, $-0- and $444, respectively.

The principal reasons for the difference in the effective tax rate and the federal statutory rate are as follows for the years ended December 31, 2001, 2000 and 1999:

                                                                2001         2000        1999
                                                               -----        -----       -----
Statutory federal income tax rate.......................        34.0%        34.0%       34.0%

Effect on rate of:
   Tax exempt security income...........................        (1.2)        (1.3)       (2.4)
   Tax exempt loan income...............................        (0.4)        (0.5)       (0.8)
   State income tax, net of federal tax.................         1.2         (1.1)       (1.2)
   Other ...............................................         0.5          0.1         1.8
                                                               -----        -----       -----

Effective income tax rate...............................        34.1%        31.2%       31.4%
                                                               =====        =====       =====

NOTE 16 - RETIREMENT PLAN

The Bank adopted a 401(k) Plan ("the Plan") on August 1, 1995. The Plan covers substantially all employees, subject to eligibility requirements. Employees may defer up to fifteen percent of their compensation, not to exceed $11,000, with a fifty percent matching employer contribution of up to six percent of compensation. Total expense included in salary and benefits for years ended December 31, 2001, 2000 and 1999 was $65,604, $50,032 and $35,395, respectively.

The Bank also adopted an Employee Stock Purchase Plan (the "Stock Plan") on June 20, 1995. The Company assumed the Stock Plan in its holding company reorganization that was finalized in August 2000. The Stock Plan covers substantially all employees, subject to eligibility requirements. Under the Stock Plan, employees are given the opportunity to subscribe to purchase shares of the Company's common stock at a purchase price equivalent to 85% of the stated fair value of the common stock, as determined by the board of directors of the Company. The stated fair value of the common stock at December 31, 2001 and 2000 was $12.50 and $11.50 per share, respectively. Employee contributions to the Stock Plan are made through payroll deduction. The maximum number of shares available-for-sale under the Stock Plan is 100,000. The Board approved and ratified modification of the Employee Stock Purchase Plan on May 8, 2001.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Bank offers a variety of financial products to its customers to aid them in meeting their requirements for liquidity, credit enhancement and interest rate protection. Generally accepted accounting principles recognize these transactions as contingent liabilities and, accordingly, they are not reflected in the accompanying financial statements.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 17 - COMMITMENTS AND CONTINGENCIES - CONTINUED

A summary of the Bank's commitments and contingent liabilities at December 31, 2001 and 2000, is as follows:

                                                                                                  Contract or
                                                                                                Notional Amount
                                                                                        -------------------------------
                                                                                             2001              2000
                                                                                        -------------     -------------

         Commitments to extend credit.................................................  $  68,927,000     $  68,295,000
         Credit card arrangements.....................................................      3,047,000         2,575,000
         Standby letters of credit....................................................      3,174,000         5,141,000

Commitments to extend credit, credit card arrangements, commercial letters of credit and standby letters of credit all include exposure to some credit loss in the event of nonperformance of the customer. The Bank's credit policies and procedures for credit commitments and financial guarantees are the same as those for extension of credit that are recorded on the statements of financial condition. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Bank.

Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of the Bank's allowance for loan losses. Management does not anticipate any material losses as a result of these commitments.

NOTE 18 - CONCENTRATIONS OF CREDIT

All of the Bank's loans, commitments and commercial and standby letters of credit have been granted to customers in the Bank's market area. The concentrations of credit by type of loan are set forth in Note 5.

The Bank maintains its cash accounts at various commercial banks in Alabama, Georgia and Tennessee. The total cash balances in commercial banks are insured by the FDIC up to $100,000. Total uninsured balances held at commercial banks at December 31, 2001 and 2000 amounted to $128,412 and $128,118, respectively.

NOTE 19 - RESTRICTIONS ON DIVIDENDS

The Bank is subject to the dividend restrictions set forth by the State Banking Department. Under such restrictions, the Bank may not, without the prior approval of the State Banking Department, declare dividends in excess of the sum of the current year's earnings plus the retained earnings from the prior two years. For the year ending December 31, 2002, the Bank can declare dividends, without prior regulatory approval, of approximately $3,405,543 plus an additional amount equal to its net profits for 2002.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 20 - LEASES

The Bank has various operating lease agreements involving land, buildings and equipment. These leases are noncancellable and expire on various dates. The leases provide for renewal options and generally require the Bank to pay maintenance, insurance and property taxes. For the years ended December 31, 2001, 2000 and 1999, rental expense for such lease agreements was $457,615, $358,938 and $229,115, respectively.

Future minimum lease payments under these operating lease agreements at December 31, 2001, are as follows:

         Years Ending December 31,
         -------------------------
                    2002.............................................................................  $    350,445
                    2003.............................................................................       386,287
                    2004.............................................................................       401,813
                    2005.............................................................................       389,394
                    2006.............................................................................       392,397
                    Thereafter.......................................................................     1,609,637
                                                                                                       ------------

                  Total minimum lease payments...................................................  $      3,529,973
                                                                                                   ================

NOTE 21 - RELATED PARTY TRANSACTIONS

Loans: Certain directors, executive officers and principal stockholders including their immediate families and associates were loan customers of the Bank during 2001 and 2000. Such loans are made in the ordinary course of business at normal credit terms, including interest rates and collateral and do not represent more than a normal risk of collection. Total loans to these persons at December 31, 2001 and 2000, amounted to $15,067,983 and $13,767,900, respectively. Activity during 2001 and 2000 in loans to related parties is as follows:

                                                                                             2001              2000
                                                                                        -------------     -------------
         Balance at beginning of year.................................................  $  13,767,900     $  13,437,981
           New loans..................................................................      6,746,436         6,934,060
           Repayments.................................................................     (5,446,353)       (6,604,141)
                                                                                        -------------     -------------

         Balance at end of year.......................................................  $  15,067,983     $  13,767,900
                                                                                        =============     =============

Deposits: Deposits held from related parties were $4,358,804 and $5,079,275 at December 31, 2001 and 2000, respectively.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

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

Mortgage Loans Held For Sale: For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Loans: For certain homogeneous categories of loans, such as some residential mortgage, credit card receivables and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Accrued Interest Receivable: The carrying amount of accrued interest receivable approximates its fair value.

Deposits: The fair value of demand deposits, savings accounts and certain money market deposits in the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposit of similar remaining maturities.

Accrued Interest Payable: The carrying amount of accrued interest payable approximates its fair value.

Short-Term Borrowings: The carrying amounts of short-term borrowings approximate their fair values.

Long-term Debt: Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 23 - FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees
Written: The fair value of commitments, letters of credit and financial guarantees is estimated to be approximately the same as the notional amount of the related commitment.

The estimated fair values of the Company's financial instruments as of December 31, 2001 and 2000 are as follows:

                                                                 2001                               2000
                                                      --------------------------        ----------------------------
                                                       CARRYING           FAIR           Carrying            Fair
                                                        AMOUNT           VALUE            Amount             Value
                                                      ----------      ----------        ----------        ----------
                                                           (IN THOUSANDS)                      (in thousands)
FINANCIAL ASSETS
   Cash and short-term investments..........          $   13,702      $   13,702        $   15,640        $   15,640
   Securities...............................              25,894          25,894            26,846            26,846
   Mortgage loans held-for-sale.............              12,548          12,548                --                --
   Loans....................................             505,381         529,578           422,135           420,526
   Accrued interest receivable..............               3,873           3,873             4,396             4,396
                                                      ----------      ----------        ----------        ----------

     TOTAL FINANCIAL ASSETS.................          $  561,398      $  585,595        $  469,017        $  467,408
                                                      ==========      ==========        ==========        ==========

FINANCIAL LIABILITIES
   Deposits.................................          $  504,310      $  513,757        $  421,244        $  424,173
   Subordinated debentures..................              10,000          10,308                --                --
   FHLB Advances............................              13,000          13,778            12,000            11,600
   Accrued interest payable.................               4,205           4,205             4,152             4,152
                                                      ----------      ----------        ----------        ----------

     TOTAL FINANCIAL LIABILITIES............          $  531,515      $  542,048        $  437,396        $  439,925
                                                      ==========      ==========        ==========        ==========

UNRECOGNIZED FINANCIAL INSTRUMENTS
   Commitments to extend credit.............          $   71,974      $   71,974        $   70,870        $   70,870
   Standby letters of credit................               3,174           3,174             5,141             5,141
                                                      ----------      ----------        ----------        ----------

     TOTAL UNRECOGNIZED FINANCIAL
       INSTRUMENTS..........................          $   75,148      $   75,148        $   76,011        $   76,011
                                                      ==========      ==========        ==========        ==========

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 24 - CONDENSED PARENT COMPANY INFORMATION

STATEMENTS OF FINANCIAL CONDITION

                                                                                           December 31,
                                                                                  -------------       -------------
                                                                                      2001                 2000
                                                                                  -------------       -------------
ASSETS
   Cash and due from banks......................................................  $     529,538       $       3,089
   Investment in and amounts due from subsidiaries (equity
     method) -eliminated upon consolidation.....................................     45,469,845          33,463,043
   Other assets.................................................................        961,623              33,170
                                                                                  -------------       -------------

       TOTAL ASSETS.............................................................  $  46,961,006       $  33,499,302
                                                                                  =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Guaranteed preferred beneficial interest in the Company's
     subordinated debentures....................................................  $  10,310,000       $          --
   Other liabilities............................................................        527,126                  --
                                                                                  -------------       -------------
       TOTAL LIABILITIES........................................................     10,837,126                  --

STOCKHOLDERS' EQUITY............................................................     36,123,880          33,499,302
                                                                                  -------------       -------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...............................  $  46,961,006       $  33,499,302
                                                                                  =============       =============

              [The remainder of this page intentionally left blank]

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 24 - CONDENSED PARENT COMPANY INFORMATION - CONTINUED

STATEMENTS OF INCOME

                                                                                               Years Ended December 31,
                                                                                          ----------------------------------
                                                                                              2001                  2000
                                                                                          ------------          ------------
INCOME
   From subsidiaries - eliminated upon consolidation:
     Dividends..................................................................          $  2,115,710          $     25,000
     Management fees............................................................               218,000                    --
     Interest income............................................................                27,228                    --
                                                                                          ------------          ------------
       TOTAL INCOME.............................................................             2,360,938                25,000
                                                                                          ------------          ------------

EXPENSES
   Interest expense.............................................................               905,562                    --
   Salaries and benefits........................................................               394,734                61,386
   Other expenses...............................................................               471,462                21,911
                                                                                          ------------          ------------
       TOTAL EXPENSES...........................................................             1,771,758                83,297
                                                                                          ------------          ------------

Income (loss) before income taxes and equity
   in undistributed earnings of subsidiary......................................               589,180               (58,297)
Income tax benefit..............................................................               583,857                33,170
                                                                                          ------------          ------------

Income (loss) before equity in undistributed earnings of subsidiary.............             1,173,037               (25,127)

Equity in undistributed earnings of subsidiary..................................             1,192,884             2,212,658
                                                                                          ------------          ------------

NET INCOME......................................................................          $  2,365,921          $  2,187,531
                                                                                          ============          ============

              [The remainder of this page intentionally left blank]

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 24 - CONDENSED PARENT COMPANY INFORMATION - CONTINUED

STATEMENTS OF CASH FLOWS

                                                                                      Years Ended December 31,
                                                                                  ---------------------------------
                                                                                       2001              2000
                                                                                  --------------          -------------
OPERATING ACTIVITIES
   Net income...................................................................  $    2,365,921          $   2,187,531
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Equity in undistributed income of subsidiary...............................      (1,192,884)            (2,212,658)
     Deferred tax benefit.......................................................         (14,548)               (32,334)
     Other, net.................................................................        (778,339)                  (836)
                                                                                  --------------          -------------
       NET CASH USED IN OPERATING ACTIVITIES....................................         380,150                (58,297)
                                                                                  --------------          -------------

INVESTING ACTIVITIES
   Capital injection in subsidiaries............................................     (10,320,200)                    --
                                                                                  --------------          -------------
                                                                                     (10,320,200)                    --
                                                                                  --------------          -------------
FINANCING ACTIVITIES
   Net proceeds from issuance of stock..........................................         118,656                     --
   Compensatory options recognition.............................................          37,843                 61,386
   Issuance of guaranteed preferred beneficial interest in the
     Company's subordinated debentures..........................................      10,310,000                     --
                                                                                  --------------          -------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES................................      10,466,499                 61,386
                                                                                  --------------          -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS.......................................         526,449                  3,089

Cash and Cash Equivalents at Beginning of Year..................................           3,089                     --
                                                                                  --------------          -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR........................................  $      529,538          $       3,089
                                                                                  ==============          =============

              [The remainder of this page intentionally left blank]

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 25 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Selected quarterly results of operations for the four quarters ended December 31 are as follows:

                                          First           Second            Third           Fourth
                                         Quarter          Quarter          Quarter          Quarter           Total
                                        ---------        ---------        ---------        ---------        ---------
                                                                    (In Thousands)
2001:
TOTAL INTEREST INCOME...........        $  10,953        $  11,058        $  11,348        $  10,894        $  44,253
TOTAL INTEREST EXPENSE..........            7,084            7,369            7,479            6,662           28,594
PROVISION FOR LOAN LOSSES.......            1,046              981              850              725            3,602
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES....            2,823            2,708            3,019            3,507           12,057
OTHER NONINTEREST INCOME........              337              370              410              439            1,556
OTHER NONINTEREST EXPENSE.......            2,469            2,460            2,606            2,488           10,023
INCOME TAX EXPENSE..............              273              188              323              440            1,224
NET INCOME......................              418              430              500            1,018            2,366

PER COMMON SHARE:
   BASIC EARNINGS...............            0.05              0.05            0.06              0.12            0.28
   DILUTED EARNINGS.............            0.04              0.04            0.05              0.10            0.23

2000:
Total interest income...........        $   6,778        $   8,431        $   9,881        $  10,570        $  35,660
Total interest expense..........            3,848            5,065            6,351            6,754           22,018
Provision for loan losses.......              670              966              763              990            3,389
Net interest income after
   provision for loan losses....            2,260            2,400            2,767            2,826           10,253
Other noninterest income........              211              274              262              292            1,039
Other noninterest expense.......            1,789            1,964            2,078            2,282            8,113
Income tax expense..............              259              275              379               78              991
Net Income......................              423              435              572              758            2,188

Per Common Share:
   Basic earnings...............             0.05             0.05             0.07             0.09             0.26
   Diluted earnings.............             0.04             0.04             0.06             0.08             0.22

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 25 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) - CONTINUED

Selected quarterly results of operations for the quarters ended December 31 are as follows:

                                          First          Second           Third          Fourth
                                         Quarter         Quarter         Quarter         Quarter          Total
                                        --------        --------        --------        --------        ---------
                                                                    (In Thousands)
1999:
Total interest income...........        $  3,310        $  3,841        $  4,514        $  5,583        $  17,248
Total interest expense..........           1,891           2,201           2,583           3,199            9,874
Provision for loan losses.......             289             308             458             753            1,808
Net interest income after
   provision for loan losses....           1,130           1,332           1,473           1,631            5,566
Other noninterest income........             152             133             177             180              642
Other noninterest expense.......             940           1,053           1,382           1,577            4,952
Income tax expense
   (benefit)....................             137             170             123             (35)             395
Net Income......................             205             242             145             269              861

Per Common Share:
   Basic earnings...............           0.03             0.03           0.02             0.04            0.12
   Diluted earnings.............           0.03             0.03           0.02             0.03            0.11

NOTE 26 - SUBSEQUENT EVENTS

On March 25, 2002, Reginald D. Gilbert, President, Chief Executive Officer and Director of the Company and the Bank, elected to voluntarily retire as an employee and sever his relationship with the Company and the Bank. In conjunction with his retirement and severance, the Company and Reginald D. Gilbert ("Gilbert") entered into a "Retirement, Release and Settlement Agreement" (the "Agreement"), providing for severance pay and certain other nonqualified retirement benefits in consideration of his retirement, his years of service and certain non-competition and other agreements and covenants. Current accounting regulations require that substantially all of the benefits to be received by Gilbert from the Company, as provided for by the Agreement between the Company and Gilbert, be reflected as compensation cost in the Company's year 2002 consolidated financial statements. The aggregate amount of compensation cost, net of tax benefit, to be recognized by the Company as a charge against its' year 2002 earnings, due solely to the provisions of the Agreement, is estimated to be approximately $3.7 million or $0.43 per common share. Although earnings of the Company will be adversely affected, the nature of the benefits allows for an offsetting increase in stockholders' equity of approximately $4.3 million, thereby increasing stockholders' equity by approximately $600,000 more than the charge against earnings. Net book value per share would therefore increase by approximately $0.07 per common share due solely to the provisions of the Agreement.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information set forth under the captions "Directors and Executive Officers," "Executive Compensation," "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," and "Certain Relationships and Related Transactions" included in the Company's definitive proxy statement to be filed no later than April 30, 2002, in connection with the Company's 2002 Annual Meeting of Stockholders is incorporated herein by reference.

              [The remainder of this page intentionally left blank]

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      Financial Statements, Financial Schedules and Exhibits.

                  (1) The consolidated financial statements of Heritage Financial Holding Corporation and its subsidiaries filed as a part of this Annual Report on Form 10-K are listed in Item 8 of this Annual Report on Form 10-K, which is hereby incorporated by reference herein.

                  (2) All schedules to the consolidated financial statements of Heritage Financial Holding Corporation and its subsidiaries have been omitted because they are not required under the related instructions or are inapplicable, or because the required information has been provided in the consolidated financial statements or the notes thereto.

                  (3) The exhibits required by Regulation S-K are set forth in the following list and are filed either by incorporation by reference from previous filings with the Securities and Exchange Commission or by attachment to this Annual Report on Form 10-K as indicated below.

EXHIBIT
NO.                                    EXHIBIT                                                   PAGE
-------                                -------                                                   ----
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

(4)-1    Indenture, dated as of February 22, 2001, between Heritage Financial
         Holding Corporation and State Street Bank and Trust Company, filed as
         Exhibit 4-1 to the Company's annual report on Form 10-KSB filed March
         31, 2001, is hereby incorporated by reference.

(4)-2    Guarantee Agreement, dated as of February 22, 2001, between Heritage
         Financial Holding Corporation and State Street Bank and Trust Company, filed as Exhibit 4-2 to the Company's annual report on Form 10-KSB filed March 31, 2001, is hereby incorporated by reference.

EXHIBIT
NO.                                    EXHIBIT                                                     PAGE
-------                                -------                                                     ----
(4)-3    Placement Agreement, dated as of February 9, 2001, by and among First
         Tennessee Capital Markets, Keefe, Bruyette & Woods, Inc., Heritage
         Financial Holding Corporation and Heritage Financial Statutory Trust I,
         filed as Exhibit 4-3 to the Company's annual report on Form 10-KSB filed March 31, 2001, is hereby incorporated by reference.

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

(10)-3   Employment Agreement dated as of May 13, 1999, by and between Heritage
         Bank and John E. Whitley, filed as Exhibit (10)-4 to the Company's annual report on Form 10-KSB filed March 31, 2001, is hereby incorporated by reference.

(10)-4   Employment Agreement dated as of May 13, 1999, by and between Heritage
         Bank and Vernon C. Bice, filed as Exhibit (10)-5 to the Company's annual report on Form 10-KSB filed March 31, 2001, is hereby incorporated by reference.

(10)-5   Employment Agreement dated as of May 31, 1999, by and between Heritage
         Bank and Michael R. Washburn, filed as Exhibit (10)-6 to the Company's annual report on Form 10-KSB filed March 31, 2001, is hereby incorporated by reference.

11       Statement re: computation of per share earnings.........................................    77

12       Statement re: computation of ratios.....................................................    78

21        Subsidiaries of the Registrant ........................................................    78

24        Powers of Attorney. See the signature page to this Annual Report on Form 10-K..........    79

(b)      Reports on Form 8-K

         The Company filed a Form 8-K, disclosing information on Item 9, Regulation FD Disclosure, on November 9, 2001. No financial statements were filed therewith.

(c)      Exhibits

         The exhibits required to be filed with this Annual Report on Form 10-K pursuant to Item 601 of Regulation S-K are listed under "Exhibits" in
         Part IV, Item 14(a) (3) of this Annual Report on Form 10-K, and are incorporated herein by reference.

(d)      Financial Statement Schedules.

         The Financial Statement Schedules required to be filed with this Annual Report on Form 10-K are listed under "Financial Statement Schedules" in
         Part IV, Item 14(a) (2) of this Annual Report on Form 10-K, and are incorporated herein by reference.

EXHIBIT 11 - STATEMENTS RE: COMPUTATION OF PER SHARE EARNINGS

                     HERITAGE FINANCIAL HOLDING CORPORATION
                   Computation of Net Income Per Common Share

The following tabulation presents the calculation of basic and diluted earnings per common share for the years ended December 31, 2001, 2000 and 1999.

                                                                       2001             2000            1999
                                                                  -------------    -------------    ------------
BASIC EARNINGS PER SHARE:
   Net income.................................................    $   2,365,921    $   2,187,531    $    860,861
                                                                  =============    =============    ============

   Earnings on common shares..................................    $       0.28     $        0.26    $       0.12
                                                                  ============     =============    ============

   Weighted average common shares outstanding - basic.........        8,484,624        8,316,756       7,226,044
                                                                  =============    =============    ============

   Basic earnings per common share............................    $       0.28     $        0.26    $       0.12
                                                                  ============     =============    ============

DILUTED EARNINGS PER SHARE:
   Net income.................................................    $   2,365,921    $   2,187,531    $    860,861
                                                                  =============    =============    ============

   Weighted average common shares
     outstanding..............................................        8,484,624        8,316,756       7,226,044

   Net effect of the assumed exercise of stock
     options - based on the treasury stock method
     using average market price for the year..................        2,002,342        1,817,109         634,425
                                                                  -------------    -------------    ------------

   Weighted average common shares outstanding -
     diluted..................................................       10,486,966       10,133,865       7,860,469
                                                                  =============    =============    ============

   Diluted earnings per common share..........................    $       0.23     $        0.22    $       0.11
                                                                  ============     =============    ============

EXHIBIT 12 - STATEMENTS RE: COMPUTATION OF RATIOS

                     HERITAGE FINANCIAL HOLDING CORPORATION
                Computation of Ratio of Earnings to Fixed Charges

                                                                                   Year Ended December 31,
                                                                        -----------------------------------------------
                                                                           2001               2000               1999
                                                                        ---------          ---------          ---------
                                                                                     (Dollars in thousands)
Pretax income.................................................          $   3,590          $   3,179          $   1,256
Add fixed charges:
   Interest on deposits.......................................             26,752             20,867              9,194
   Interest on borrowings.....................................              1,843              1,152                680
   Portion of rental expense representing interest expense....                151                118                 76
                                                                        ---------          ---------          ---------
     Total fixed charges......................................             28,746             22,137              9,950
                                                                        ---------          ---------          ---------

Income before fixed charges...................................          $  32,336          $  25,316          $  11,206
                                                                        =========          =========          =========

Pretax income.................................................          $   3,590          $   3,179          $   1,256
Add fixed charges (excluding interest on deposits):
   Interest on borrowings.....................................              1,843              1,152                680
   Portion of rental expense representing interest expense....                151                118                 76
                                                                        ---------          ---------          ---------
     Total fixed charges......................................              1,994              1,270                756
                                                                        ---------          ---------          ---------

Income before fixed charges (excluding interest on
   deposits)..................................................          $   5,584          $   4,449          $   2,012
                                                                        =========          =========          =========

RATIO OF EARNINGS TO FIXED CHARGES
   Including interest on deposits.............................              1.12                1.14               1.13
   Excluding interest on deposits.............................              2.80                3.50               2.66


EXHIBIT 21 - SUBSIDIARIES OF THE REGISTRANT

Subsidiaries - Direct/Wholly-owned                                              State of Incorporation
----------------------------------                                              ----------------------
Heritage Bank                                                                         Alabama
Heritage Financial Statutory Trust I                                                  Connecticut

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HERITAGE FINANCIAL HOLDING
                                          CORPORATION



Date:  April  15, 2002                    By  /s/  Harold B. Jeffreys
                                            -----------------------------------
                                            Harold B. Jeffreys
                                            Interim Chief Executive Officer

EXHIBIT 24 - POWER OF ATTORNEY

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Harold B. Jeffreys and Timothy A. Smalley, and each of them, the true and lawful agents and his attorneys-in-fact with full power and authority in each said agents and attorneys-in-fact, acting singly, to sign for the undersigned as Director or an officer of the Company, or as both, the Company's 2001 Annual Report on Form 10-K to be filed with the Securities Exchange Commission, Washington, D.C. under the Securities Exchange Act of 1934, and to sign any amendment or amendments to such Annual Report, including an Annual Report pursuant to 11-K to be filed as an amendment to the Form 10-K; hereby ratifying and confirming all acts taken by such agents and attorneys-in-fact as herein authorized.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                Signature                                    Title                                 Date
--------------------------------------    ------------------------------------------    ---------------------------



   /s/  Harold B. Jeffreys                Interim President, Chief Executive Officer    April  15 , 2002
--------------------------------------    and Director
                                          Harold B. Jeffreys
                                          (Principal Executive Officer)



   /s/  Timothy A. Smalley                Chairman of the Board, Interim                April  15, 2002
--------------------------------------    Chief Financial Officer and Director
                                          Timothy A. Smalley
                                          (Principal Accounting Officer)



   /s/  Marc A. Eason                     Director                                      April  15, 2002
--------------------------------------    Marc A. Eason



   /s/  Bingham D. Edwards                Director                                      April  15, 2002
--------------------------------------    Bingham D. Edwards



   /s/  Lenny L. Hayes                    Director                                      April  15, 2002
--------------------------------------    Lenny L. Hayes



   /s/  Neal A. Holland, Jr.              Director                                      April  15, 2002
--------------------------------------    Neal A. Holland, Jr.



   /s/  Larry Landman                     Director                                      April  15, 2002
--------------------------------------    Larry Landman



   /s/  Vernon A. Lane                    Director                                      April  15, 2002
--------------------------------------    Vernon A. Lane



   /s/  John T. Moss                      Director                                      April  15, 2002
--------------------------------------    John T. Moss

                Signature                                    Title                                 Date
--------------------------------------    ------------------------------------------    ---------------------------



   /s/  T. Gerald New, M.D.               Director                                      April  15, 2002
--------------------------------------    T. Gerald New, M.D.



   /s/  Gregory Parker                    Director                                      April  15, 2002
--------------------------------------    Gregory Parker



   /s/  Betty B. Sims                     Director                                      April  15, 2002
--------------------------------------    Betty B. Sims



   /s/  Jeron Witt                        Director                                      April  15, 2002
--------------------------------------    Jeron Witt