Form 10-K/A
period 2001-12-31
HERITAGE FINANCIAL HOLDING
filed 2002-04-17
CIK 1126679

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                   FORM 10-K/A
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

================================================================================

                     HERITAGE FINANCIAL HOLDING CORPORATION

                          2001 FORM 10-K ANNUAL REPORT


                                TABLE OF CONTENTS


ITEM NUMBER
IN FORM 10-K                                          DESCRIPTION                                          PAGE
------------                                          -----------                                          ----
PART I
   Item 1.            Business...................................................................            3

   Item 2.            Properties.................................................................           12

   Item 3.            Legal Proceedings..........................................................           12

   Item 4             Submission of Matters to a Vote of Security Holders........................           12

PART II
   Item 5.            Market for the Registrant's Common Equity and Related
                         Stockholder Matters.....................................................           12

   Item 6.            Selected Financial Data....................................................           14

   Item 7.            Management's Discussion and Analysis of Financial Condition
                         and Results of Operations...............................................           15

   Item 7A.           Quantitative and Qualitative Disclosures About Market Risk.................           36

   Item 8.            Financial Statements and Supplementary Data................................           37

   Item 9.            Changes in and Disagreements With Accountants on Accounting
                         and Financial Disclosure................................................           74

PART III
   Item 10.           Directors and Executive Officers of the Registrant.........................           74

   Item 11.           Executive Compensation.....................................................           74

   Item 12.           Security Ownership of Certain Beneficial Owners and
                         Management and Related Stockholder Matters..............................           74

   Item 13.           Certain Relationships and Related Transactions.............................           74

PART IV
   Item 14.           Exhibits, Financial Statement Schedules and Reports on Form 8-K............           75

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

HERITAGE FINANCIAL HOLDING CORPORATION
AND SUBSIDIARIES

FINANCIAL STATEMENTS

                                                                                                             Page(s)
                                                                                                             -------
Independent Auditors' Report...............................................................................      38

Consolidated Statements of Financial Condition
    as of December 31, 2001 and 2000.......................................................................      39

Consolidated Statements of Income
    for the Years Ended December 31, 2001, 2000 and 1999...................................................      40

Consolidated Statements of Stockholders' Equity
    for the Years Ended December 31, 2001, 2000 and 1999...................................................      41

Consolidated Statements of Cash Flows
    for the Years Ended December 31, 2001, 2000 and 1999...................................................      42

Notes to Consolidated Financial Statements.................................................................      43

Quarterly Results (Unaudited)..............................................................................      72

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

                                          HERITAGE FINANCIAL HOLDING
                                          CORPORATION



Date:  April 17, 2002                    By  /s/  Harold B. Jeffreys
                                            -----------------------------------
                                            Harold B. Jeffreys
                                            Interim President and Chief
                                            Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


           Signature                              Title                                                        Date

                *                            Interim President, Chief Executive Officer                     April 17, 2002
----------------------------------           and Director
                                             Harold B. Jeffreys
                                             (Principal Executive Officer)

                *                            Chairman of the Board, Interim                                 April 17, 2002
----------------------------------           Chief Financial Officer and Director
                                             Timothy A. Smalley
                                             (Principal Accounting Officer)

                *                            Director                                                       April 17, 2002
----------------------------------           Marc A. Eason

                *                            Director                                                       April 17, 2002
----------------------------------           Bingham D. Edwards

                *                            Director                                                       April 17, 2002
----------------------------------           Lenny L. Hayes

                *                            Director                                                       April 17, 2002
----------------------------------           Neal A. Holland, Jr.

                *                            Director                                                       April 17, 2002
----------------------------------           Larry Landman

                *                            Director                                                       April 17, 2002
----------------------------------           Vernon A. Lane

                *                            Director                                                       April 17, 2002
----------------------------------           John T. Moss

                *                            Director                                                       April 17, 2002
----------------------------------           T. Gerald New, M.D.

                *                            Director                                                       April 17, 2002
----------------------------------           Gregory Parker

                *                            Director                                                       April 17, 2002
----------------------------------           Betty B. Sims

                *                            Director                                                       April 17, 2002
----------------------------------           Jeron Witt


* By /s/ Harold B. Jeffreys
----------------------------------
       attorney-in-fact

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