Form 10-Q
period 2002-03-31
HERITAGE FINANCIAL HOLDING
filed 2002-05-20
CIK 1126679

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    Form 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

[   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____


                        Commission File Number: 000-31825
                     HERITAGE FINANCIAL HOLDING CORPORATION
             (Exact name of registrant as specified in its charter)



      Delaware                                            63 - 1259533
------------------------                       ---------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)




                                211 Lee St., N.E.
                             Decatur, Alabama 35601
                     (Address of principal executive office)



                                 (256) 355-9500
                (Issuer's telephone number, including area code)




(Former name,former address and former fiscal year,if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes ( X ) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value      Outstanding at May 15, 2002: 8,521,147 Shares

                                    Form 10-Q

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                                 March 31, 2002


                                TABLE OF CONTENTS

                                                                                                          Page No.
Part I - Financial Information
  Item 1 - Financial Statements (Unaudited)

           Consolidated Statements of Financial Condition as of
           March 31, 2002 and December 31, 2001...........................................................     3

           Consolidated Statements of Income For The Three Months
           Ended March 31, 2002 and 2001..................................................................     4

           Consolidated Statements of Comprehensive Income For The Three Months
           Ended March 31, 2002 and 2001..................................................................     5

           Consolidated Statement of Stockholder's Equity For The Three
           Months Ended March 31, 2002....................................................................     6

           Consolidated Statements of Cash Flows For The Three Months
           Ended March 31, 2002 and 2001..................................................................     7

           Notes to Consolidated Financial Statements.....................................................     8

  Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................................................    11

  Item 3 - Quantitative and Qualitative Disclosures about Market Risk.....................................    18

Part II - Other Information

  Item 6 - Exhibits and Reports on Form 8-K...............................................................    20


Signatures

Part I - Financial Information
Item 1 - Financial Statements

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                March 31, 2002 (Unaudited) and December 31, 2001

                                                                                    March 31,
                                                                                      2002           December 31,
                                                                                   (Unaudited)           2001
                                                                                ----------------  -----------------
Assets
   Cash and due from banks...................................................   $      5,681,049  $       6,660,032
   Interest bearing deposits with other banks................................            155,661            325,736
   Federal funds.............................................................         30,089,000          6,716,000
                                                                                ----------------  -----------------
     Cash and Cash Equivalents...............................................         35,925,710         13,701,768
   Securities available-for-sale.............................................         29,028,034         25,893,863
   Mortgage loans held-for-sale..............................................          5,071,039         12,548,322
   Loans, net of unearned income.............................................        522,016,897        505,380,611
   Allowance for loan losses.................................................         (6,265,341)        (6,074,230)
   Premises and equipment, net...............................................          6,616,836          6,407,022
   Accrued interest..........................................................          3,696,944          3,873,413
   Foreclosed real estate....................................................          4,144,025          4,227,926
   Other assets..............................................................          2,955,829          2,332,392
                                                                                ----------------  -----------------
     Total Assets............................................................   $    603,189,973  $     568,291,087
                                                                                ================  =================
Liabilities and Stockholders' Equity

Liabilities
   Deposits
     Noninterest bearing.....................................................   $     20,052,610  $      21,295,986
     Interest-bearing........................................................        508,318,136        483,013,752
                                                                                ----------------  -----------------
       Total Deposits........................................................        528,370,746        504,309,738

   Accrued interest..........................................................          3,163,496          4,204,515
   FHLB advances.............................................................         23,000,000         13,000,000
   Guaranteed preferred beneficial interest in the Company's
     subordinated debentures.................................................         10,000,000         10,000,000
   Other liabilities.........................................................          1,615,670            652,954
                                                                                ----------------  -----------------
       Total Liabilities.....................................................        566,149,912        532,167,207
                                                                                ----------------  -----------------

Stockholders' Equity
   Preferred stock - par value $0.01 per share; 10,000,000
     authorized, none issued.................................................                 --                 --
   Common stock ($.001 par value; 40,000,000 shares
     authorized, 8,515,147 issued and outstanding at
     March 31, 2002 and at December 31, 2001)................................             85,151             85,151
   Paid-in capital...........................................................         31,465,347         30,359,218
   Retained earnings.........................................................          5,806,836          5,736,259
   Accumulated other comprehensive income (loss): net unrealized holding gains (losses) on securities available-for-sale, net of
     deferred income tax.....................................................           (317,273)           (56,748)
                                                                                ----------------  -----------------
       Total Stockholders' Equity............................................         37,040,061         36,123,880
                                                                                ----------------  -----------------
       Total Liabilities and Stockholders' Equity............................   $    603,189,973  $     568,291,087
                                                                                ================  =================

                 See notes to consolidated financial statements

                        CONSOLIDATED STATEMENTS OF INCOME
                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                   Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)


                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                -----------------------------------
                                                                                      2002               2001
                                                                                ----------------  -----------------
Interest Income
   Interest and fees on loans................................................   $     10,112,777  $      10,277,131
   Interest and dividends on securities:
     Taxable securities......................................................            300,454            403,629
     Nontaxable securities...................................................             34,838             30,904
   Interest on deposits with other banks.....................................              1,567             10,500
   Interest on federal funds sold and securities purchased...................             46,450            231,007
                                                                                ----------------  -----------------
     Total Interest Income...................................................         10,496,086         10,953,171
                                                                                ----------------  -----------------

Interest Expense
   Interest on deposits......................................................          5,021,987          6,747,905
   Interest on FHLB borrowings...............................................            222,849            227,988
   Interest on guaranteed preferred beneficial interest in
     the Company's subordinated debentures...................................            247,029            108,083
                                                                                ----------------  -----------------
     Total Interest Expense..................................................          5,491,865          7,083,976
                                                                                ----------------  -----------------

Net Interest Income..........................................................          5,004,221          3,869,195
   Provision for loan losses.................................................           (608,894)        (1,045,807)
                                                                                ----------------  -----------------

Net Interest Income After Provision for Loan Losses..........................          4,395,327          2,823,388

Noninterest Income
   Customer service fees.....................................................            232,250            209,900
   Income from mortgage loans held-for-sale..................................            161,223            101,795
   Investment security gains.................................................             75,402                 --
   Other operating income....................................................             73,460             24,966
                                                                                ----------------  -----------------
     Total Noninterest Income................................................            542,335            336,661
                                                                                ----------------  -----------------
Noninterest Expenses
   Salaries and employee benefits............................................          3,349,375          1,345,299
   Occupancy and equipment expense...........................................            320,143            266,266
   Other operating expenses..................................................          1,215,364            857,451
                                                                                ----------------  -----------------
     Total Noninterest Expenses..............................................          4,884,882          2,469,016
                                                                                ----------------  -----------------

Income before income taxes...................................................             52,780            691,033
Provision for income tax (expense) benefit...................................             17,797           (272,551)
                                                                                ----------------  -----------------
Net Income...................................................................   $         70,577  $         418,482
                                                                                ================  =================
Earnings Per Common Share
   Basic.....................................................................   $           0.01  $           0.05
   Diluted...................................................................               0.01              0.04

Cash Dividends Declared
   Cash dividends declared per common share..................................   $           0.00  $           0.00

Weighted Average Shares Outstanding
   Basic.....................................................................          8,515,147          8,476,046
   Diluted...................................................................         10,419,546         10,429,100


                 See notes to consolidated financial statements

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                   Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)


                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                -----------------------------------
                                                                                      2002               2001
                                                                                ----------------  -----------------
Net Income...................................................................   $         70,577  $         418,482


Other comprehensive income, net of tax:
   Unrealized gains on securities:
     Unrealized holding gains (losses) arising during the period.............           (358,805)           253,845
     Reclassification adjustments for gains included in net income...........            (75,402)                --
                                                                                ----------------  -----------------
     Net unrealized gains (losses)...........................................           (434,207)           253,845
   Income tax related to items of other comprehensive income (loss)..........            173,682           (101,938)
                                                                                ----------------  -----------------
Other comprehensive income (loss)............................................           (260,525)           151,907
                                                                                ----------------  -----------------

Comprehensive Income (Loss)..................................................   $       (189,948) $         570,389
                                                                                ================  =================

                 See notes to consolidated financial statements

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                        Three Months Ended March 31, 2002
                                   (Unaudited)


                                                                                            Accumulated
                                                                                               Other
                                                   Common         Paid-in     Retained     Comprehensive
                                                    Stock         Capital     Earnings      Income(Loss)      Total
                                                 -----------  ------------   ------------  -------------  -------------
Balance at December 31, 2001...................  $    85,151  $ 30,359,218   $  5,736,259  $    (56,748)  $  36,123,880

Net income - March 31, 2002......................           --            --         70,577            --          70,577

Unrealized losses on securities
   available-for- sale, net of
   reclassification adjustment,
   net of tax of $173,682......................           --            --             --       (260,525)      (260,525)
                                                                                                              ----------

Comprehensive loss.............................           --            --             --             --       (189,948)
                                                                                                              ----------
Compensatory options...........................           --     1,106,129             --             --      1,106,129
                                                 -----------  -------------   ------------  -------------  --------------

Balance at
   March 31, 2002..............................  $    85,151  $ 31,465,347   $  5,806,836      $(317,273)    $37,040,061
                                                 ===========  =============  =============  =============  ==============



                 See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                   Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)


                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                -----------------------------------
                                                                                      2002               2001
                                                                                ----------------  -----------------
Operating Activities
   Net income................................................................   $         70,577  $         418,482
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for loan losses...............................................            608,894          1,045,807
     Depreciation, amortization, and accretion, net..........................            119,996             89,904
     Compensatory options....................................................          1,106,129                 --
     Deferred tax benefit....................................................           (491,329)                --
     Realized security gains.................................................            (75,402)                --
     Decrease (increase) in accrued interest receivable......................            176,469           (434,956)
     Decrease in accrued interest payable....................................         (1,041,019)           (47,251)
     Other, net..............................................................          1,088,190           (245,569)
                                                                                ----------------  -----------------
       Net Cash Provided by Operating Activities.............................          1,562,505            826,417
                                                                                ----------------  -----------------
Investing Activities
   Decrease in mortgage loans held-for-sale..................................          7,477,283                 --
   Net (increase) decrease in securities available-for-sale..................         (3,492,975)         1,381,662
   Net increase in loans to customers........................................        (17,054,069)       (43,464,330)
   Capital expenditures, net.................................................           (329,810)          (728,959)
                                                                                ----------------  -----------------
     Net Cash Used In Investing Activities...................................        (13,399,571)       (42,811,627)
                                                                                ----------------  -----------------
Financing Activities
   Net increase in demand deposits, NOW
     accounts and savings accounts...........................................          8,978,127            741,729
   Net increase in certificates of deposit...................................         15,082,881         36,417,009
   Issuance of shares........................................................                 --             19,661
   Net proceeds from FHLB loans..............................................         10,000,000          8,000,000
   Issuance of guaranteed preferred beneficial interest
     in the Company's subordinated debentures................................                 --         10,000,000
                                                                                ----------------  -----------------
     Net Cash Provided By Financing Activities...............................         34,061,008         55,178,399
                                                                                ----------------  -----------------

Net Increase in Cash and Cash Equivalents....................................         22,223,942         13,193,189

Cash and Cash Equivalents at Beginning of Period.............................         13,701,768         15,640,016
                                                                                ----------------  -----------------

Cash and Cash Equivalents at End of Period...................................   $     35,925,710  $      28,833,205
                                                                                ================  =================

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:
   Interest..................................................................   $      6,532,884  $       7,131,227
   Taxes.....................................................................                 --            565,781


                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                                 March 31, 2002
                                   (Unaudited)



Note A - Basis of Presentation

The financial statements include the accounts of Heritage Financial Holding Corporation and its subsidiaries Heritage Bank (the "Bank") and Heritage Financial Statutory Trust I ("Heritage Trust"), collectively the "Company". The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

For further information, refer to the consolidated financial statements and footnotes thereto for Heritage Financial Holding Corporation and subsidiaries for the year ended December 31, 2001, included in Form 10-K/A filed in April 2002.


Note B - Income Taxes

The effective tax rates of approximately 33.7 percent and 39.0 percent for the three months ended March 31, 2002 and 2001, respectively, differ from the statutory rate principally because of the effect of tax-exempt income.


Note C - Securities

The Company applies the accounting and reporting requirements of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. This pronouncement requires that all investments in debt securities be classified as either "held-to-maturity" securities, which are reported at amortized cost; "trading" securities, which are reported at fair value, with unrealized gains and losses included in earnings; or "available-for-sale" securities, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity (net of deferred tax effect).

At March 31, 2002, the Company had net unrealized losses of $528,788 in available-for-sale securities which are reflected in the presented assets and resulted in a decrease in stockholders' equity of $317,273, net of deferred tax liability. There were no held-to-maturity or trading securities at March 31, 2002 or December 31, 2001. The net decrease in stockholders' equity as a result of the SFAS No. 115 adjustment from December 31, 2001 to March 31, 2002, was $260,525. See also Note D - Stockholders' Equity.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                                 March 31, 2002
                                   (Unaudited)


Note D - Stockholder's Equity

Equity increased by $916,181 due to net income of $70,577, compensatory stock options recognition of $1,106,129 and the $260,525 increase in net unrealized losses on securities.


Note E - Segment Information

All of the Company's offices offer similar products and services, are located in the same geographic region, and serve similar segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic financial statements and related footnotes provide sufficient details related to segment reporting.


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


Note G - Recent Developments

On March 12, 2002, Reginald D. Gilbert, President, Chief Executive Officer and Director of the Company and the Bank, elected to voluntarily retire as an employee and sever his relationship with the Company and the Bank. In conjunction with his retirement and severance, the Company and Reginald D. Gilbert ("Gilbert") entered into an "Amended and Restated Retirement, Release and Settlement Agreement" (the "Agreement"), providing for severance pay and certain other nonqualified retirement benefits in consideration of his retirement, his years of service and certain non-competition and other agreements and covenants. Our independent accountants have notified us that current accounting regulations require that substantially all of the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                                 March 31, 2002
                                   (Unaudited)

Note G - Recent Developments - Continued

benefits to be received by Gilbert from the Company, as provided for in the Agreement must be reflected as compensation cost in our 2002 consolidated financial statements. The aggregate amount of compensation cost, net of tax benefit, to be recognized by us as a charge against 2002 earnings, due solely to the provisions of the Agreement, is estimated to be approximately $1.3 million or $0.15 per common share. Although our earnings will be adversely affected, the nature of Gilbert's benefits allows for an offsetting increase in stockholders' equity of approximately $1.1 million, thereby only decreasing stockholders' equity by approximately $200,000. Net book value per share would therefore decrease by approximately $0.02 per common share due solely to the provisions of the Agreement. The Board of Directors has begun a formal search process for a new President and Chief Executive Officer of the companies. In the meantime, the Board of Directors has elected Harold B. Jeffreys, a Director, as Interim President and Chief Executive Officer.

On April 9, 2002, the Board of Directors voted to terminate all merger and related discussion activities. The Board has decided to focus on selecting a new President and Chief Executive Officer and other senior management officers of the Company, including a Chief Financial Officer, and take steps to generate growth for the Company along all lines of business.

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

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                                 March 31, 2002


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to assist an understanding of the Company and its subsidiaries' financial condition and results of operations. Unless the context otherwise indicates, "the Company" shall include the Company and its subsidiaries. This analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Item 1 of the March 31, 2002, Form 10-Q, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001.

Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Some of the disclosures in this Quarterly Report on Form 10-Q, including any statements preceded by, followed by or which include the words "may," "could," "should," "will," "would," "hope," "might," "believe," "expect," "anticipate," "estimate," "intend," "plan," "assume" or similar expressions constitute forward-looking statements.

These forward-looking statements, implicitly and explicitly, include the assumptions underlying the statements and other information with respect to our beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business, including our expectations and estimates with respect to our revenues, expenses, earnings, return on equity, return on assets, efficiency ratio, asset quality and other financial data and capital and performance ratios.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, these statements involve risks and uncertainties which are subject to change based on various important factors (some of which are beyond our control). The following factors, among others, could cause our financial performance to differ materially from our goals, plans, objectives, intentions, expectations, and other forward-looking statements: (1) the strength of the United States economy in general and the strength of the regional and local economies in which we conduct operations; (2) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations; (4) our timely development of new products and services to a changing environment, including the features, pricing and quality compared to the products and services of our competitors;
(5) the willingness of users to substitute competitors' products and services for our products and services; (6) the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies; (7) technological changes; (8) changes in consumer spending and savings habits; and (9) regulatory, legal or judicial proceedings.

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We do not intend to update our forward-looking information and statements, whether written or oral, to reflect change. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

FINANCIAL CONDITION

March 31, 2002, compared to December 31, 2001

Loans

Loans comprised the largest single category of the Company's earning assets on March 31, 2002. Loans, net of unearned income and reserve for loan losses, were 85.4% of total assets at March 31, 2002, and 87.9% of total assets at December 31, 2001. Total net loans were $515,751,556 at March 31, 2002, representing a 1.8% increase from the December 31, 2001, total of $499,306,381. This increase is the result of increased loan demand.

Investment Securities and Other Earning Assets

The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Federal funds sold are a tool in managing the daily cash position of the Company. Investment securities and federal funds sold increased $26,507,171 from December 31, 2001 to March 31, 2002. This increase was due primarily to deposit growth exceeding loan demand. Investment securities and federal funds sold at March 31, 2002, were $59,117,034 compared with $32,609,863 at December 31, 2001.

Asset Quality

Between December 31, 2001 and March 31, 2002, the Company experienced a decrease in nonperforming assets, (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities and other real estate). Total nonperforming assets decreased from $12.415 million to $12.292 million during this period of time. The ratio of nonperforming assets to total assets decreased from 2.18% to 2.04% and the ratio of nonperforming loans to total loans decreased from 1.62% to 1.56%. The ratio of loan loss allowance to total nonperforming assets increased from 48.92% to 50.97%. While all three ratios are comparable to industry averages, the Company believes that due to a continuing weak economy both on a national and state-wide basis, these ratios could further erode over the next several quarters. Moreover, the Company competes for loans, and has made certain loans to businesses, along the Birmingham-Huntsville-Decatur high-tech corridor. During the past year, the high tech industry segment has experienced, and continues to experience, a more significant downturn compared with other sectors of the economy. The Company has taken steps to further monitor such loans and is prepared to reevaluate its loan portfolio and allowance for loan losses upon a further weakening in the general economy.

Deposits

Total deposits of $528,370,746 at March 31, 2002, increased $24,061,008 (4.8%)
over total deposits of $504,309,738 at year-end 2001. Deposits are the Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits decreased $1,243,376 or 5.8% from year-end 2001 to March 31, 2002, and interest-bearing deposits increased $25,304,384 or 5.2% from year-end 2001.

Stockholders' Equity

Stockholders' equity increased $916,181 from December 31, 2001 to March 31, 2002, due to net income of $70,577, the effects of compensatory stock options totaling an increase of $1,106,129 and the increase of unrealized losses on securities available for sale totaling $260,525, net of deferred taxes.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and sales and maturities of investment securities. Loans that mature in one year or less equaled approximately $163.592 million or 31.4% of the total loan portfolio at March 31, 2002. Other sources of liquidity include short-term investments such as federal funds sold, which amounted to $30.089 million at March 31, 2002.

The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At March 31, 2002, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $13,500,000. The Bank is also a member of the Federal Home Loan Bank of Atlanta. Such membership provides the Bank with additional lines of credit for liquidity needs.

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

Regulatory authorities are placing increased emphasis on the maintenance of adequate capital. Capital strength is measured in two tiers that are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which consists of common equity less goodwill and the newly issued guaranteed preferred beneficial interest in the Company's subordinated debentures, subject to limitations, amounted to $47,357,334 at March 31, 2002. The Company's Tier II capital components include the allowance for loan losses and the portion of the guaranteed preferred beneficial interest in the Company's subordinated debentures which exceeded the allowable Tier I capital amount. Tier I capital plus the Tier II capital components is referred to as Total Risk-Based capital and was $53,622,675 at March 31, 2002.

The Company's and the Bank's current capital positions exceed the "well-capitalized" regulatory guidelines. Management has reviewed and will continue to monitor the Bank's asset mix and product pricing, and the loan loss allowance, which are the areas determined to be most affected by these capital requirements.


RESULTS OF OPERATIONS

Three months ended March 31, 2002 and 2001

Summary

Net income of the Company for the three months ended March 31, 2002 was $70,577 compared to earnings of $418,482 for the same period in 2001, representing an 83.1% decrease. This decrease was primarily due to the costs associated with compensatory stock options in the amount of $681,504, net of tax, and the full-funding of the Company's retirement obligation of approximately $500,000, net of tax, arising from a retirement agreement with the Company's former President and Chief Executive Officer. Additionally, other operating expenses for the first quarter of 2002 were $357,913 greater than that of the first quarter of 2001.

Apart from the charges resulting from the retirement agreement, the Company showed improved financial results as compared to the same period from 2001. Net interest income increased by $1,135,026 or 29.3% and noninterest income increased by $205,674 or 61.1%. Both of these items along with an increase in noninterest expenses are primarily a result of increased volume of business from growth in our branch locations. The total charge, net of tax, related to the retirement agreement, reflected in the first quarter of 2002, amounted to $1,179,984. Therefore, apart from this charge, the Company would have shown net income of $1,250,561 for the first quarter of 2002 compared to $418,482 for the first quarter of 2001.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the three months ended March 31, 2002, decreased $457,085 or 4.2% from the same period in 2001. This decrease was largely a result of the decrease in interest rates charged on loans. Interest expense for the three months ended March 31, 2002, decreased $1,592,111 or 22.5% over the corresponding period of 2001 due to decreases in interest expense paid on interest-bearing deposits and borrowed funds. As a result of these factors, net interest income increased $1,135,026 or 29.3% in the three months ended March 31, 2002, compared to the same period of 2001.

Provision for Loan Losses

The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon the Bank's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $608,894 for the three months ended March 31, 2002, compared to $1,045,807 for the same period of 2001. Charge-offs exceeded recoveries by $417,783 for the three months ended March 31, 2002. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was 1.2% at March 31, 2002 and at year-end 2001.

Noninterest Income

Noninterest income for the three months ended March 31, 2002, was $542,335 compared to $336,661 for the same period of 2001. This 61.1% increase was primarily due to an increase in other operating income, from gains from the sale of securities and other real estate.

Noninterest Expenses

Noninterest expenses for the three months ended March 31, 2002, were $4,844,882 reflecting a 97.8% increase over the same period of 2001. The primary components of noninterest expenses are salaries and employee benefits, which increased by $2,004,076 to $3,349,375 for the three months ended March 31, 2002, 149.0%
higher than in the same period of 2001. Included in these increases are the pretax charges related to the retirement agreement with the former president and chief executive officer amounting to approximately $1,903,200. Occupancy costs increased $53,877 or 20.2% and other operating expenses increased $357,913 or 41.7% primarily because of increased costs related to branch openings and related additional costs.

Income Taxes

The Company attempts to maximize its net income through active tax planning. The provision for income taxes of $17,797 for the three months ended March 31, 2002, decreased $290,348 compared to the same period of 2001. Taxes as a percent of earnings decreased from 39.4% to (33.7)%, due to timing differences for deductions for tax and book purposes. The effective tax rate of approximately (33.7)% for the three months ended March 31, 2002, is less than the federal statutory rate principally because of tax-exempt income.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

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



              [The remainder of this page intentionally left blank]

As of March 31, 2002, the Company's simulation analysis reflected that the Company is at greatest risk in a decreasing interest rate environment. The table below depicts the results of the simulation assuming one and two percent decreases and increases in the prime interest rates in a one year time horizon.


                               Interest Rate Risk
                             (Amounts in thousands)

                                                                         One Year Time Horizon
                                                                      Estimated Repricing Amounts
                                                   ----------------------------------------------------------------
                                                       Down              Up             Down               Up
                                                     1 Percent        1 Percent       2 Percent         2 Percent
                                                   ------------    -------------    -------------    --------------
Rate Sensitive Assets:
   Loans.........................................  $    290,346    $     274,233    $     301,089    $      268,861
   Deposits in banks.............................           195              195              195               195
   Federal funds sold............................        30,089           30,089           30,089            30,089
   Securities....................................        15,198            6,569           16,848             1,485
                                                   ------------    -------------    -------------    --------------
     Total Rate Sensitive Assets.................       335,828          311,086          348,221           300,630
                                                   ------------    -------------    -------------    --------------

Rate Sensitive Liabilities
   Deposits - Demand.............................        24,784           32,968           24,784            32,968
   Deposits - Time...............................       238,595          238,595          238,595           238,595
   Other borrowings..............................        33,000           33,000           33,000            33,000
                                                   ------------    -------------    -------------    --------------
     Total Rate Sensitive Liabilities............       296,379          304,563          296,379           304,563
                                                   ------------    -------------    -------------    --------------

Rate Sensitivity Gap.............................  $     39,449    $       6,523    $      51,842    $       (3,933)
                                                   ============    =============    =============    ==============

Change in Amount of Net Interest Margin..........  $       (724)   $         395    $      (1,697)   $          421
                                                   ============    =============    =============    ==============

Change in Percent of Net Interest Margin.........        (0.12)%           0.07%            (0.28)%           0.07%
                                                   ===========     ============     =============    =============

Part II - Other Information

  Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

        (10) Amended and Restated Retirement, Release and Settlement Agreement, by and among the Company, Heritage Bank and Reginald D. Gilbert, dated May 20, 2002.

        (11)  Computation of per Share Earnings

(b)      Reports on Form 8-K

                  The Company filed a current report on Form 8-K, dated March 15, 2002, under Item 9, detailing two press releases issued. The first press release announced earnings for the year ended December 31, 2002. The second press release announced the retirement of Reggie Gilbert as President, Chief Executive Officer and director of the Company and Heritage Bank.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           HERITAGE FINANCIAL HOLDING CORPORATION

       By:  /s/  Harold B. Jeffreys                         May 20, 2002
   -------------------------------------------      ---------------------------
              Harold B. Jeffreys                                Date
              Interim President and
              Chief Executive Officer


       By:  /s/ Timothy A. Smalley                          May 20, 2002
   -------------------------------------------      ---------------------------
              Timothy A. Smalley                                Date
              Chairman of the Board and
              Interim Chief Financial Officer

Exhibit 11 - Statements Re: Computation of Per Share Earnings

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                    COMPUTATION OF EARNINGS PER COMMON SHARE



The following tabulation presents the calculation of basic and diluted earnings per common share for the three-month periods ended March 31, 2002 and 2001.


                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                -----------------------------------
                                                                                      2002               2001
                                                                                ----------------  -----------------
Basic Earnings (Loss) Per Share:
   Net income (loss).........................................................   $         70,577  $         418,042
                                                                                ================  =================

   Earnings (loss) on common shares..........................................   $         70,577  $         418,042
                                                                                ================  =================
   Weighted average common shares
     outstanding - basic.....................................................          8,515,147          8,476,046
                                                                                ================  =================
   Basic earnings (loss) per common share....................................   $           0.01  $           0.05
                                                                                ================  ================
Diluted Earnings (Loss) Per Share:
   Net income (loss).........................................................   $         70,577  $         418,042
                                                                                ================  =================
   Weighted average common shares
     outstanding - diluted...................................................         10,419,546         10,429,100
                                                                                ================  =================

   Diluted earnings (loss) per common share..................................   $           0.01  $           0.04
                                                                                ================  ================