Form 10-Q
period 2002-06-30
HERITAGE FINANCIAL HOLDING
filed 2002-08-19
CIK 1126679

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    Form 10-Q



[  X  ]  QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

[     ]  TRANSITION REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____


                        Commission File Number: 000-31825
                     HERITAGE FINANCIAL HOLDING CORPORATION
             (Exact name of registrant as specified in its charter)



      Delaware                                             63 - 1259533
(State of Incorporation)                       (IRS Employer Identification No.)




                                211 Lee St., N.E.
                             Decatur, Alabama 35601
                     (Address of principal executive office)



                                 (256) 355-9500
                (Issuer's telephone number, including area code)




(Former name,former address and former fiscal year,if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.     Yes   X   No
                         ------   ------

Indicate the number of shares  outstanding  of each of the  issuer's  classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value    Outstanding at August 1, 2002: 8,811,674 Shares

                                    Form 10-Q

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                                  June 30, 2002


                                TABLE OF CONTENTS

                                                                                                          Page No.
Part I - Financial Information

  Item 1 - Financial Statements (Unaudited)

           Consolidated Statements of Financial Condition as of
           June 30, 2002 and December 31, 2001............................................................     3

           Consolidated Statements of Income For the Three Months
           Ended June 30, 2002 and 2001...................................................................     4

           Consolidated Statements of Comprehensive Income For the
           Three Months Ended June 30, 2002 and 2001......................................................     5

           Consolidated Statements of Income For the Six Months Ended
           June 30, 2002 and 2001.........................................................................     6

           Consolidated Statements of Comprehensive Income For the
           Six Months Ended June 30, 2002 and 2001........................................................     7

           Consolidated Statement of Stockholders' Equity For the
           Six Months Ended June 30, 2002.................................................................     8

           Consolidated Statements of Cash Flows For the
           Six Months Ended June 30, 2002 and 2001........................................................     9

           Notes to Consolidated Financial Statements.....................................................    10

  Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................................................    13

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk.....................................    20

Part II - Other Information

  Item 4 - Submission of Matters to a Vote of Security Holders............................................    22

  Item 6 - Exhibits and Reports on Form 8-K...............................................................    22

Signatures

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                 June 30, 2002 (Unaudited) and December 31, 2001

                                                                                    June 30,
                                                                                      2002           December 31,
                                                                                   (Unaudited)           2001
Assets
   Cash and due from banks...................................................   $      3,786,092  $       6,660,032
   Interest bearing deposits with other banks................................             37,456            325,736
   Federal funds.............................................................         14,778,000          6,716,000
     Cash and Cash Equivalents...............................................         18,601,548         13,701,768
   Securities available-for-sale.............................................         30,107,463         25,893,863
   Mortgage loans held-for-sale..............................................          6,587,620         12,548,322
   Loans, net of unearned income.............................................        544,490,842        505,380,611
   Allowance for loan losses.................................................         (8,524,847)        (6,074,230)
   Premises and equipment, net...............................................          6,709,651          6,407,022
   Accrued interest..........................................................          3,572,904          3,873,413
   Foreclosed real estate....................................................          3,173,378          4,227,926
   Other assets..............................................................          3,394,043          2,332,392
       Total Assets..........................................................   $    608,112,602  $     568,291,087

Liabilities and Stockholders' Equity

Liabilities
   Deposits
     Noninterest bearing.....................................................   $     24,649,186  $      21,295,986
     Interest-bearing........................................................        508,802,418        483,013,752
       Total Deposits........................................................        533,451,604        504,309,738

   Accrued interest..........................................................          3,052,300          4,204,515
   FHLB advances.............................................................         23,000,000         13,000,000
   Guaranteed preferred beneficial interest in the Company's
     subordinated debentures.................................................         10,000,000         10,000,000
   Other liabilities.........................................................            579,906            652,954
       Total Liabilities.....................................................        570,083,810        532,167,207

Stockholders' Equity
   Preferred stock - par value $0.01 per share; 10,000,000
     authorized, none issued.................................................                 --                 --
   Common stock ($.001 par value; 40,000,000 shares authorized,
     8,811,674 issued and outstanding at June 30, 2002; 40,000,000 shares authorized, 8,515,147 issued and outstanding
     at December 31, 2001)...................................................             88,117             85,151
   Paid-in capital...........................................................         32,254,456         30,359,218
   Retained earnings.........................................................          5,574,685          5,736,259
   Accumulated other comprehensive income (loss): net unrealized holding gains (losses) on securities available-for-sale, net of
     deferred income tax.....................................................            111,534            (56,748)
       Total Stockholders' Equity............................................         38,028,792         36,123,880
       Total Liabilities and Stockholders' Equity............................   $    608,112,602  $     568,291,087


                 See notes to consolidated financial statements

                        CONSOLIDATED STATEMENTS OF INCOME
                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                    Three Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                             June 30,
                                                                                      2002               2001

Interest Income
   Interest and fees on loans................................................   $     10,122,436  $      10,476,017
   Interest and dividends on securities:
     Taxable securities......................................................            350,009            382,164
     Nontaxable securities...................................................             31,167             30,938
   Interest on deposits with other banks.....................................              1,696              9,500
   Interest on federal funds sold and securities purchased...................             86,449            159,704
     Total Interest Income...................................................         10,591,757         11,058,323

Interest Expense
   Interest on deposits......................................................          4,738,730          6,856,843
   Interest on FHLB borrowings...............................................            244,500            248,700
   Interest on short-term borrowings.........................................                 --                900
   Interest on guaranteed preferred beneficial interest in
     the Company's subordinated debentures...................................            255,000            262,905
     Total Interest Expense..................................................          5,238,230          7,369,348

Net Interest Income..........................................................          5,353,527          3,688,975
   Provision for loan losses.................................................          3,086,592            980,891

Net Interest Income After Provision for Loan Losses..........................          2,266,935          2,708,084

Noninterest Income
   Customer service fees.....................................................            251,012            204,003
   Mortgage banking fee income...............................................            147,872            116,208
   Investment security gains (losses)........................................             (3,641)            18,383
   Other operating income....................................................             63,095             31,619
     Total Noninterest Income................................................            458,338            370,213

Noninterest Expenses
   Salaries and employee benefits............................................          1,579,486          1,425,455
   Occupancy and equipment expense...........................................            388,088            301,710
   Other operating expenses..................................................          1,048,492            733,028
     Total Noninterest Expenses..............................................          3,016,066          2,460,193

Income (loss) before income taxes............................................           (290,793)           618,104
Provision for income tax expense (benefit)...................................            (58,642)           187,793
Net Income (Loss)............................................................   $       (232,151) $         430,311

Earnings (Loss) Per Common Share
   Basic.....................................................................   $          (0.03) $           0.05
   Diluted...................................................................              (0.02)             0.04

Cash Dividends Declared
   Cash dividends declared per common share..................................   $           0.00  $           0.00

Weighted Average Shares Outstanding
   Basic.....................................................................          8,712,174          8,481,901
   Diluted...................................................................         10,372,333         10,549,628

                 See notes to consolidated financial statements

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                    Three Months Ended June 30, 2002 and 2001
                                   (Unaudited)


                                                                                        Three Months Ended
                                                                                             June 30,
                                                                                      2002               2001

Net Income (Loss)............................................................   $       (232,151) $         430,311

Other comprehensive income, net of tax:
   Unrealized gains on securities:
     Unrealized holding gains (losses) arising during the period.............            711,036            (23,369)
     Reclassification adjustments for (gains) losses included
       in net income.........................................................              3,641            (18,383)
     Net unrealized gains (losses)...........................................            714,677            (41,752)
   Income tax related to items of other comprehensive income (loss)..........           (285,870)            17,101
Other comprehensive income (loss)............................................            428,807            (24,651)

Comprehensive Income.........................................................   $        196,656  $         405,660

                 See notes to consolidated financial statements

                        CONSOLIDATED STATEMENTS OF INCOME
                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                     Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                      2002               2001
Interest Income
   Interest and fees on loans................................................   $     20,235,213  $      20,753,148
   Interest and dividends on securities:
     Taxable securities......................................................            650,463            785,793
     Nontaxable securities...................................................             66,005             61,842
   Interest on deposits with other banks.....................................              3,263             20,000
   Interest on federal funds sold and securities purchased...................            132,899            390,711
     Total Interest Income...................................................         21,087,843         22,011,494

Interest Expense
   Interest on deposits......................................................          9,760,717         13,604,748
   Interest on FHLB borrowings...............................................            467,349            475,700
   Interest on short-term borrowings.........................................                 --              1,888
   Interest on guaranteed preferred beneficial interest in
     the Company's subordinated debentures...................................            502,029            370,988
     Total Interest Expense..................................................         10,730,095         14,453,324

Net Interest Income..........................................................         10,357,748          7,558,170
   Provision for loan losses.................................................          3,695,486          2,026,698

Net Interest Income After Provision for Loan Losses..........................          6,662,262          5,531,472

Noninterest Income
   Customer service fees.....................................................            483,262            413,903
   Mortgage banking fee income...............................................            309,095            218,003
   Investment securities gains...............................................             71,761             18,383
   Other operating income....................................................            136,555             56,585
     Total Noninterest Income................................................          1,000,673            706,874

Noninterest Expenses
   Salaries and employee benefits............................................          4,928,861          2,770,754
   Occupancy and equipment expense...........................................            708,231            567,976
   Other operating expenses..................................................          2,263,856          1,590,479
     Total Noninterest Expenses..............................................          7,900,948          4,929,209

Income (loss) before income taxes............................................           (238,013)         1,309,137
Provision for income tax expense (benefit)...................................            (76,439)           460,344

Net Income (Loss)............................................................   $       (161,574) $         848,793

Earnings (Loss) Per Common Share
   Basic.....................................................................   $          (0.02) $           0.10
   Diluted...................................................................              (0.02)             0.08

Cash Dividends Declared
   Cash dividends declared per common share..................................   $           0.00  $           0.00

Weighted Average Shares Outstanding
   Basic.....................................................................          8,614,340          8,478,974
   Diluted...................................................................         10,570,720         10,489,509

                 See notes to consolidated financial statements

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                     Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)



                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                      2002               2001

Net Income (Loss)............................................................   $       (161,574) $         848,793

Other comprehensive income, net of tax:
   Unrealized gains on securities:
     Unrealized holding gains arising during the period......................            352,231            230,476
     Reclassification adjustments for gains included in net income...........            (71,761)           (18,383)
     Net unrealized gains....................................................            280,470            212,093
   Income tax related to items of other comprehensive income.................           (112,188)           (84,837)
Other comprehensive income...................................................            168,282            127,256

Comprehensive Income.........................................................   $          6,708  $         976,049

                 See notes to consolidated financial statements

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                         Six Months Ended June 30, 2002
                                   (Unaudited)



                                                                                        Accumulated
                                                                                           Other
                                                 Common      Paid-in      Retained    Comprehensive
                                                  Stock       Capital     Earnings     Income (Loss)      Total

Balance at December 31, 2001................   $  85,151   $ 30,359,218  $ 5,736,259  $     (56,748) $   36,123,880

Net loss - June 30, 2002....................          --             --     (161,574)            --        (161,574)

Unrealized gains (losses) on securities
   available-for- sale, net of
   reclassification adjustment,
   net of tax of $(112,188).................          --             --           --        168,282         168,282

Comprehensive income........................          --             --           --             --           6,708

Compensatory options........................          --      1,113,057           --             --       1,113,057

Stock option exercise.......................       4,391      1,691,936           --             --       1,696,327

Stock used by optionees to purchase options.      (1,430)    (1,677,885)          --             --      (1,679,315)

Tax benefit on stock options................          --        762,500           --             --         762,500

Issuance of shares under
   employee stock purchase plan.............           5          5,630           --             --           5,635

Balance at
   June 30, 2002............................   $  88,117   $ 32,254,456  $ 5,574,685  $     111,534  $   38,028,792

                 See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                     Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)


                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                      2002               2001

Operating Activities
   Net income (loss).........................................................   $       (161,574) $         848,793
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for loan losses...............................................          3,695,486          2,026,698
     Depreciation, amortization, and accretion, net..........................            261,223            209,574
     Deferred tax benefit....................................................         (1,000,409)                --
     Realized security gains.................................................            (71,761)                --
     Decrease (increase) in accrued interest receivable......................            300,509            (27,807)
     Increase (decrease) in accrued interest payable.........................         (1,152,215)           183,399
     Other, net..............................................................            516,021           (572,601)
       Net Cash Provided by Operating Activities.............................          2,387,280          2,668,056

Investing Activities
   Decrease in mortgage loans held-for-sale..................................          5,960,702                 --
   Net (increase) decrease in securities available-for-sale..................         (3,861,368)           (67,731)
   Net increase in loans to customers........................................        (40,355,100)       (66,047,836)
   Capital expenditures, net.................................................           (563,852)        (1,050,130)
   Proceeds from disposition of foreclosed real estate.......................          1,054,548                 --
     Net Cash Used In Investing Activities...................................        (37,765,070)       (67,165,697)

Financing Activities
   Net increase in demand deposits, NOW
     accounts and savings accounts...........................................         14,255,393         17,348,550
   Net increase in certificates of deposit...................................         14,886,473         71,633,843
   Issuance of shares........................................................             22,647             46,132
   Net proceeds from FHLB loans..............................................         10,000,000          8,000,000
   Issuance of guaranteed preferred beneficial interest
     in the Company's subordinated debentures................................                 --         10,000,000
   Compensatory options......................................................          1,113,057                 --
     Net Cash Provided By Financing Activities...............................         40,277,570        107,028,525

Net Increase in Cash and Cash Equivalents....................................          4,899,780         42,530,884

Cash and Cash Equivalents at Beginning of Period.............................         13,701,768         15,640,016

Cash and Cash Equivalents at End of Period...................................   $     18,601,548  $      58,170,900

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:
   Interest..................................................................   $     11,882,310  $      14,269,925
   Taxes.....................................................................            305,256            770,781

                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                                  June 30, 2002
                                   (Unaudited)


Note A - Basis of Presentation

The financial statements include the accounts of Heritage Financial Holding Corporation and its subsidiaries Heritage Bank (the "Bank") and Heritage Financial Statutory Trust I ("Heritage Trust"), collectively, the Company. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The consolidated statement of financial condition at December 31, 2001, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto for Heritage Financial Holding Corporation and subsidiaries for the year ended December 31, 2001, included in Form 10-K/A filed in April 2002.

Note B - Income Taxes

The effective tax rates of approximately 32.1 percent and 35.2 percent for the six months ended June 30, 2002 and 2001, respectively, differ from the statutory rate principally because of the effect of state income taxes and the impact of tax-free income.

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

At June 30, 2002, the Company had net unrealized gains of approximately $185,889 in available-for-sale securities which are reflected in the presented assets and resulted in an increase in stockholders' equity of $111,534, net of deferred tax liability. There were no held-to-maturity or trading securities at June 30, 2002 or December 31, 2001. The net increase in stockholders' equity as a result of the SFAS 115 adjustment from December 31, 2001 to June 30, 2002, was $168,282. See also Note D - Stockholders' Equity.

Note D - Stockholders' Equity

Equity increased by $1,904,912 due to net loss of $161,574, the effects of compensatory stock options totaling an increase of $1,113,057, stock option exercise totaling a net increase of $17,012, tax benefit on stock options totaling an increase of $762,500, the issuance of shares under the employee stock purchase plan of $5,635, and the increase from an unrealized loss to an unrealized gain on securities available for sale totaling $168,282, net of deferred taxes.


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



              [The remainder of this page intentionally left blank]

Note G - Recent Developments

On July 24, 2002, the FDIC informed the Company and the Bank of its desire to immediately perform a targeted, limited scope review of the Bank's loan portfolio based upon certain information it recently received involving certain loans. The FDIC has also informed the Bank that instead of waiting until October 2002 to conduct its routine safety and soundness audit, it planned to proceed directly with that audit concurrent with the limited scope review. The FDIC review is currently ongoing, and the overall impact, if any, on the Company's financial statements is unquantifiable as of the current date.

In conjunction with the FDIC review, the Company and the Bank have discovered that one of its non-executive employees had improperly advanced monies on certain loans. This employee offered to resign, and the Bank has accepted the resignation, based on violations of the Bank's loan policies. The Company and the Bank are cooperating fully with the FDIC with their review and are implementing certain recommendations from the FDIC based on their initial findings.

With the hiring of a new chief financial officer (see below) and a restructuring of executive management during the past several months, the Bank has conducted a comprehensive review of its entire loan portfolio based on all of the aforementioned events and in an abundance of caution in the current economic and corporate environment. Upon the recent conclusion of this loan review, management recommended and the Board of Directors agreed to increase its "Allowance for loan losses" on the Company's consolidated balance sheet by $2,000,000 to account for potential loan losses due to a variety of events including a discrete erosion of asset quality in certain loans in the Bank's portfolio. Such action will adversely affect the Company's earnings for this quarter and the entire year 2002.

The Company and the Bank are reviewing and assessing all of their insurance and legal options in order to attempt to recover any losses from the parties responsible in the matter described above. Neither the Company nor the Bank have brought any independent causes of action related to these potential losses, though such action may be brought in the future. It is not possible to determine at this time whether any litigation will be commenced, or if commenced, what such outcome will be.

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

On April 9, 2002, the Board of Directors voted to terminate all merger and related discussion activities. The Board decided to focus on selecting a new President and Chief Executive Officer and other senior management officers of the Company including a Chief Financial Officer, and take steps to generate growth for the Company along all lines of business. Subsequently, Thomas E. Hemmings was hired as the Chief Financial Officer during the 2nd quarter of 2002.

At the same meeting on April 9, 2002, the Board of Directors also accepted the resignations of all the current inside directors from the Board, including: John
W. Whitley, President, Heritage Bank Decatur, Vernon C. Bice, President, Heritage Bank Huntsville, and Michael R. Washburn, President, Heritage Bank Birmingham. These individuals believed it would benefit the Company on many levels if they would remove themselves from the direct oversight responsibility of the Board of Directors. The city presidents plan to focus going forward on growing the Company and the Bank at the operations level and provide support and information to the Board of Directors in order to increase overall stockholder value.


Note H - Recently Passed Legislation

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 ("the Act"), which immediately impacts Securities and Exchange Commission registrants, public accounting firms, lawyers and securities analysts. This legislation is the most comprehensive since the passage of the Securities Acts of 1933 and 1934. It has far reaching effects on the standards of integrity for corporate management, board of directors, and executive management. Additional disclosures, certifications and possibly procedures will be required of the company. We do not expect any material adverse effect on our company as a result of the passage of this legislation, however, the full scope of the Act has not been determined. The Act provides for additional regulations and requirements of publicly-traded companies which have yet to be issued.

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

FINANCIAL CONDITION

June 30, 2002 compared to December 31, 2001

Loans

Loans comprised the largest single category of the Company's earning assets on June 30, 2002. Loans, net of unearned income and allowance for loan losses, were 88.1% of total assets at June 30, 2002, and 87.9% of total assets at December 31, 2001. Total net loans were $535,965,995 at June 30, 2002, representing a 7.3% increase from the December 31, 2001, total of $499,306,381. This increase is the result of increased loan demand.

Investment Securities and Other Earning Assets

The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Federal funds sold are a tool in managing the daily cash position of the Company. Investment securities and federal funds sold increased $12,275,600 from December 31, 2001 to June 30, 2002. This increase was due primarily to deposit growth. Investment securities and federal funds sold at June 30, 2002, were $44,885,463 compared with $32,609,863 at December 31, 2001.

Asset Quality

Between December 31, 2001 and June 30, 2002, the Company experienced an increase in nonperforming assets, (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities and other real estate). Total nonperforming assets increased from $12.415 million to $16.730 million. The ratio of nonperforming assets to total assets increased from 2.18% to 2.75% and the ratio of nonperforming loans to total loans increased from 1.62% to 2.49%. The ratio of loan loss allowance to total nonperforming assets increased from 48.92% to 50.96%. The Company believes that due to a continuing weak economy both on a national and state-wide basis, these ratios could further erode over the next several quarters. Moreover, the Company competes for loans, and has made certain loans to businesses, along the Birmingham-Huntsville-Decatur high-tech corridor. During the past year, the high tech industry segment has experienced, and continues to experience, a more significant downturn compared with other sectors of the economy. The Company has taken steps to intensively monitor its overall loan portfolio and is prepared to take further action upon a further weakening in the general economy.

Deposits

Total deposits of $533,451,604 at June 30, 2002,  increased  $29,141,866  (5.8%)
over total deposits of $504,309,738 at year-end 2001. Deposits are the Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits increased $3,353,200 or 15.7% from year-end 2001 to June 30, 2002, and interest-bearing deposits increased $25,788,666 (5.3%) from year-end 2001.

Stockholders' Equity

Stockholders' equity increased $1,904,912 from December 31, 2001 to June 30, 2002, due to a net loss of $161,574, the issuance of shares under the Employee Stock Purchase Plan totaling $5,635, the increase from an unrealized loss to an unrealized gain on securities available-for-sale totaling $168,282, net of deferred taxes, the exercise of stock options, net of shares surrendered, of $17,012, the recognition of compensatory options of $1,113,057, and the tax benefit on stock options of $762,500.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and sales, and maturities and sales of investment securities. Loans that mature in one year or less equaled approximately $170.750 million or 31.4% of the total loan portfolio at June 30, 2002. Other sources of liquidity include short-term investments such as federal funds sold, which amounted to $14.778 million at June 30, 2002.

The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At June 30, 2002, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $13,500,000. The Bank is also a member of the Federal Home Loan Bank of Atlanta. Such membership provides the Bank with additional lines of credit for liquidity needs.

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

Regulatory authorities are placing increased emphasis on the maintenance of adequate capital. Capital strength is measured in two tiers that are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which consists of common equity less goodwill and the newly issued guaranteed preferred beneficial interest in the Company's subordinated debentures, subject to limitations, amounted to $47,917,258 at June 30, 2002. The Company's Tier II capital components are comprised solely of the allowance for loan losses subject to certain limitations. Tier I capital plus the Tier II capital components is referred to as Total Risk-Based capital and was $54,446,105 at June 30, 2002.

The Company's and the Bank's current capital positions exceed the "well-capitalized" regulatory guidelines. Management has reviewed and will continue to monitor the Bank's asset mix and product pricing, and the loan loss allowance, which are the areas determined to be most affected by these capital requirements.


RESULTS OF OPERATIONS

Three months and six months ended June 30, 2002 and 2001

Summary

Net loss of the Company for the quarter ended June 30, 2002, was $232,151, compared to earnings of $430,311 for the same period in 2001, representing a 153.9% decrease. Net loss of the Company for the six months ended June 30, 2002, was $161,574 compared to earnings of $848,793 for the same period in 2001, representing a 119.0% decrease. Decreased profits during the periods are primarily the result of the cost of the retirement and severance agreement with the Company's former president and chief executive officer and an increase in the provision for loan losses due to a weakening in the general economy, which flowed to specific bank loans. The Company constantly monitors its loan portfolio and decided it was prudent to increase its allowance for loan losses this period.

Provision for loan losses for the six months ended June 30, 2002, increased $1,668,788 or 82.3% compared to the same period in 2001. Net interest income for the six months ended June 30, 2002, increased $2,799,578 or 37.0% compared to the same period in 2001. Non-interest income for the six months ended June 30, 2002, increased by $293,799 or 41.6% compared to the same period in 2001. Interest margins have improved and resulted in improved net interest income.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the six months ended June 30, 2002, decreased $923,651 (4.2%) from the same period in 2001. This decrease was largely a result of the decrease in interest and fee income on loans. Interest expense for the six months ended June 30, 2002, decreased $3,723,229 or 25.8% from the corresponding period of 2001 due to decreases in interest expense paid on interest-bearing deposits and borrowed funds. These decreases were due to the impact of rapid declining interest rates which outpaced the related loan and deposit volume growth. As a result of these factors, net interest income increased $2,799,578 or 37.0% in the six months ended June 30, 2002, compared to the same period of 2001.

Provision for Loan Losses

The provision for loan losses represents the charge against current earnings necessary to maintain the allowance for loan losses at a level which management considers appropriate. This level is determined based upon the Bank's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $3,695,486 for the six months ended June 30, 2002, compared to $2,026,698 for the same period of 2001, an 82.3% increase. See Note G - Recent Developments. Charge-offs exceeded recoveries by $1,244,869 for the six months ended June 30, 2002, compared to $1,250,991 for the same period of 2001. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was 1.6% at June 30, 2002 and 1.2% at year end 2001.

Noninterest Income

Noninterest income for the six months ended June 30, 2002, was $1,000,673 compared to $706,874 for the same period of 2001. This 41.6% increase was primarily due to an increase in mortgage banking fee income and in other operating income.

Noninterest Expenses

Noninterest expenses for the six months ended June 30, 2002 were $7,900,948 reflecting a 60.3% increase over the same period of 2001. The primary component of noninterest expenses is salaries and employee benefits, which increased to $4,928,861 for the six months ended June 30, 2002, 77.9% higher than in the same period of 2001. Occupancy costs increased $140,255 (24.7%) and other operating expenses increased $673,377 (42.3%). The primary cause for the noninterest expense increase is because of the retirement agreement with the former president and chief executive officer which allowed for a retirement obligation in the form of salary and compensatory stock option expense of an aggregate pre-tax amount of approximately $2.0 million.

Income Taxes

The Company attempts to maximize its net income through active tax planning. The provision for income taxes of $(76,439) for the six months ended June 30, 2002, decreased $536,783 compared to the same period of 2001. Taxes as a percent of earnings decreased from 35.2% to 32.1%. The effective tax rate of approximately 32.1% for the six months ended June 30, 2002, is less than the federal statutory rate principally because of the effects of tax-free income.

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

Recently Passed Legislation

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 ("the Act"), which immediately impacts Securities and Exchange Commission registrants, public accounting firms, lawyers and securities analysts. This legislation is the most comprehensive since the passage of the Securities Acts of 1933 and 1934. It has far reaching effects on the standards of integrity for corporate management, board of directors, and executive management. Additional disclosures, certifications and possibly procedures will be required of the company. We do not expect any material adverse effect on our company as a result of the passage of this legislation, however, the full scope of the Act has not been determined. The Act provides for additional regulations and requirements of publicly-traded companies which have yet to be issued.


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

As of June 30, 2002, the Company's simulation analysis reflected that the Company is at greatest risk in a decreasing interest rate environment. The table below depicts the results of the simulation assuming one and two percent decreases and increases in the prime interest rates in a one year time horizon.


                               Interest Rate Risk
                             (Amounts in thousands)

                                                                         One Year Time Horizon
                                                                      Estimated Repricing Amounts
                                                       Down              Up             Down               Up
                                                     1 Percent        1 Percent       2 Percent         2 Percent

Rate Sensitive Assets:
   Loans.........................................  $    299,310    $     282,267    $     310,672    $      276,586
   Deposits in banks.............................            35               35               35                35
   Federal funds sold............................        14,778           14,778           14,778            14,778
   Securities....................................        20,784           18,074           22,272            17,763
     Total Rate Sensitive Assets.................       334,907          315,154          347,757           309,162

Rate Sensitive Liabilities
   Deposits - Demand.............................        23,520           32,128           23,520            32,128
   Deposits - Time...............................       225,933          225,933          225,933           225,933
   Other borrowings..............................        33,000           33,000           33,000            33,000
     Total Rate Sensitive Liabilities............       282,453          291,061          282,453           291,061

Rate Sensitivity Gap.............................  $     52,454    $      24,093    $      65,304    $       18,101

Change in Amount of Net Interest Margin..........  $       (855)   $         571    $      (1,966)   $          862

Change in Percent of Net Interest Margin.........         (0.14)%          0.09%            (0.32)%           0.14%

Part II - Other Information

           Item 4 - Submission of Matters to a Vote of Security Holders

               On June 11, 2002, the Company held its Annual Meeting of Stockholders. The following items were presented to a vote of holders (the "Stockholders") of the Company's outstanding Common Stock.

               1. The Stockholders elected three Directors, each to serve a term of three years scheduled to expire at the annual meeting of stockholders held the third year following the year of their election or until their respective successors are elected and qualified.

               2.   The  Stockholders   ratified  the  appointment  of  Schauer,
                    Taylor, Cox, Vise & Morgan, P.C. as independent auditors of the Company for the year ending December 31, 2002.

                    The number of votes for the above items are summarized in the table below.



                                                                                            Broker
       Item Submitted To Stockholders               For         Against       Abstain      Non-Votes       Total
(1)   Election of Directors
        Bingham D. Edwards                        5,077,082           -0-      120,852        -0-         5,197,934
        Gregory B. Parker                         4,835,449           -0-      362,485        -0-         5,197,934
        Timothy A. Smalley                        4,835,314           -0-      362,620        -0-         5,197,934

(2)   Ratification of Independent
        Auditors                                  4,828,895       335,439       33,600        -0-         5,197,934



           Item 6 - Exhibits and Reports on Form 8-K

               (a)  Exhibits

                    11   - Computation of per Share Earnings

               (b)  Reports on Form 8-K

                    During the quarter ended June 30, 2002, no reports were filed for the Company on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


       HERITAGE FINANCIAL HOLDING CORPORATION

       By:  /s/  Harold B. Jeffreys                              August 19, 2002
          ----------------------------------------------    --------------------
          Harold B. Jeffreys                                Date
          Interim President and
          Chief Executive Officer


       By:  /s/ Thomas E. Hemmings                               August 19, 2002
          ----------------------------------------------    --------------------
          Thomas E. Hemmings                                Date
          Chief Financial Officer

Exhibit 11 - Statements Re: Computation of Per Share Earnings


                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                 COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE



The following tabulation presents the calculation of basic and diluted earnings per common share for the three-month and six-month periods ended June 30, 2002 and 2001.


                                                             Three Months                     Six Months
                                                            Ended June 30,                  Ended June 30,
                                                         2002            2001             2002            2001

Basic Earnings (Loss) Per Share:
   Net income (loss).............................  $      (232,151)  $     430,311  $      (161,574) $      848,793

   Earnings (loss) on common shares..............  $      (232,151)  $     430,311  $      (161,574) $      848,793

   Weighted average common shares
     outstanding - basic.........................        8,712,174       8,481,901        8,614,340       8,478,974

   Basic earnings (loss) per common share........  $         (0.03)  $       0.05   $         (0.02) $        0.10

Diluted Earnings (Loss) Per Share:
   Net income (loss).............................  $      (232,151)  $     430,311  $      (161,574) $      848,793

   Weighted average common shares
     outstanding - diluted.......................       10,372,333      10,549,628       10,570,720      10,489,509

   Diluted earnings (loss) per common share......  $         (0.02)  $       0.04   $         (0.02) $        0.08