Form 10-Q
period 2002-09-30
HERITAGE FINANCIAL HOLDING
filed 2002-11-19
CIK 1126679

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    Form 10-Q



[   X  ]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

[      ]  TRANSITION REPORT PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____


                        Commission File Number: 000-31825
                     HERITAGE FINANCIAL HOLDING CORPORATION
             (Exact name of registrant as specified in its charter)



          Delaware                                       63 - 1259533
--------------------------------------        ----------------------------------
     (State of Incorporation)                  (IRS Employer Identification No.)




                                211 Lee St., N.E.
                             Decatur, Alabama 35601
                     (Address of principal executive office)



                                 (256) 355-9500
                (Issuer's telephone number, including area code)




(Former name,former address and former fiscal year,if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.       Yes     X     No
                           ----------   ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         Common Stock, $0.01 par value
                   Outstanding at September 30, 2002: 8,821,144 Shares

                                    Form 10-Q

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                               September 30, 2002


                                TABLE OF CONTENTS

                                                                                                          Page No.
Part I - Financial Information

  Item 1 - Financial Statements (Unaudited)

           Consolidated Statements of Financial Condition as of
           September 30, 2002 and December 31, 2001.......................................................     3

           Consolidated Statements of Income For the Three Months
           Ended September 30, 2002 and 2001..............................................................     4

           Consolidated Statements of Comprehensive Income For the
           Three Months Ended September 30, 2002 and 2001.................................................     5

           Consolidated Statements of Income For the Nine Months Ended
           September 30, 2002 and 2001....................................................................     6

           Consolidated Statements of Comprehensive Income For the
           Nine Months Ended September 30, 2002 and 2001..................................................     7

           Consolidated Statement of Stockholders' Equity For the
           Nine Months Ended September 30, 2002...........................................................     8

           Consolidated Statements of Cash Flows For the
           Nine Months Ended September 30, 2002 and 2001..................................................     9

           Notes to Consolidated Financial Statements.....................................................    10

  Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................................................    16

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk.....................................    29

  Item 4 - Controls and Procedures........................................................................    31

Part II - Other Information

  Item 6 - Exhibits and Reports on Form 8-K...............................................................    32

Signatures

Certification of Periodic Financial Reports

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
              September 30, 2002 (Unaudited) and December 31, 2001

                                                                                  September 30,
                                                                                      2002           December 31,
                                                                                   (Unaudited)           2001
Assets                                                                          ----------------  -----------------
   Cash and due from banks...................................................   $      7,685,073  $       6,660,032
   Interest bearing deposits with other banks................................             61,978            325,736
   Federal funds.............................................................         11,621,000          6,716,000
                                                                                ----------------  -----------------
     Cash and Cash Equivalents...............................................         19,368,051         13,701,768
   Securities available-for-sale.............................................         68,590,088         25,893,863
   Mortgage loans held-for-sale..............................................         13,823,273         12,548,322
   Loans, net of unearned income.............................................        548,205,205        505,380,611
   Allowance for loan losses.................................................        (13,754,471)        (6,074,230)
   Premises and equipment, net...............................................          6,997,530          6,407,022
   Accrued interest..........................................................          3,555,814          3,873,413
   Foreclosed real estate....................................................          3,110,172          4,227,926
   Other assets..............................................................          6,395,614          2,332,392
                                                                                ----------------  -----------------
       Total Assets..........................................................   $    656,291,276  $     568,291,087
                                                                                ================  =================

Liabilities and Stockholders' Equity

Liabilities
   Deposits
     Noninterest bearing.....................................................   $     21,452,110  $      21,295,986
     Interest-bearing........................................................        564,722,058        483,013,752
                                                                                ----------------  -----------------
       Total Deposits........................................................        586,174,168        504,309,738

   Accrued interest..........................................................          2,951,883          4,204,515
   FHLB advances.............................................................         23,000,000         13,000,000
   Guaranteed preferred beneficial interest in the Company's
     subordinated debentures.................................................         10,000,000         10,000,000
   Other liabilities.........................................................            417,367            652,954
                                                                                ----------------  -----------------
       Total Liabilities.....................................................        622,543,418        532,167,207
                                                                                ----------------  -----------------

Stockholders' Equity
   Preferred stock - par value $0.01 per share; 10,000,000
     authorized, none issued.................................................                 --                 --
   Common stock ($.001 par value; 40,000,000 shares authorized,
     8,821,144 issued and outstanding at September 30, 2002;
     40,000,000 shares authorized, 8,515,147 issued and outstanding
     at December 31, 2001)...................................................             88,211             85,151
   Paid-in capital...........................................................         32,287,409         30,359,218
   Retained earnings.........................................................          1,152,430          5,736,259
   Accumulated other comprehensive income (loss): net unrealized holding gains (losses) on securities available-for-sale, net of
     deferred income tax.....................................................            219,808            (56,748)
                                                                                ----------------  -----------------
       Total Stockholders' Equity............................................         33,747,858         36,123,880
                                                                                ----------------  -----------------
       Total Liabilities and Stockholders' Equity............................   $    656,291,276  $     568,291,087
                                                                                ================  =================


                 See notes to consolidated financial statements

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 Three Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                           September 30,
                                                                                -----------------------------------
                                                                                      2002               2001
                                                                                ----------------  -----------------
Interest Income
   Interest and fees on loans................................................   $     10,043,832  $      10,471,050
   Interest and dividends on securities:
     Taxable securities......................................................            340,147            367,080
     Nontaxable securities...................................................             39,154             30,954
   Interest on deposits with other banks.....................................              1,500              6,000
   Interest earned on federal funds sold and securities purchased............            130,756            473,498
                                                                                ----------------  -----------------
     Total Interest Income...................................................         10,555,389         11,348,582
                                                                                ----------------  -----------------

Interest Expense
   Interest on deposits......................................................          4,904,736          7,022,075
   Interest on FHLB borrowings...............................................            244,500            201,000
   Interest on guaranteed preferred beneficial interest in
     the Company's subordinated debentures...................................            255,000            255,861
                                                                                ----------------  -----------------
     Total Interest Expense..................................................          5,404,236          7,478,936
                                                                                ----------------  -----------------

Net Interest Income..........................................................          5,151,153          3,869,646
   Provision for loan losses.................................................          9,380,339            849,907
                                                                                ----------------  -----------------

Net Interest Income (Loss) After Provision for Loan Losses...................         (4,229,186)         3,019,739

Noninterest Income
   Customer service fees.....................................................            295,199            235,530
   Mortgage banking fee income...............................................            199,433            143,465
   Investment security gains.................................................              1,133                 --
   Other operating income....................................................             77,180             30,907
                                                                                ----------------  -----------------
     Total Noninterest Income................................................            572,945            409,902
                                                                                ----------------  -----------------

Noninterest Expenses
   Salaries and employee benefits............................................          1,659,380          1,377,335
   Occupancy and equipment expense...........................................            411,780            327,943
   Other operating expenses..................................................          1,321,015            900,751
                                                                                ----------------  -----------------
     Total Noninterest Expenses..............................................          3,392,175          2,606,029
                                                                                ----------------  -----------------

Income (loss) before income taxes............................................         (7,048,416)           823,612
Provision for income tax expense (benefit)...................................         (2,626,161)           323,158
                                                                                ----------------  -----------------

Net Income (Loss)............................................................   $     (4,422,255) $         500,454
                                                                                ================  =================

Earnings (Loss) Per Common Share
   Basic.....................................................................   $          (0.50) $           0.06
   Diluted...................................................................              (0.44)             0.05

Cash Dividends Declared
   Cash dividends declared per common share..................................   $           0.00  $           0.00

Weighted Average Shares Outstanding
   Basic.....................................................................          8,816,300          8,487,131
   Diluted...................................................................         10,157,201         10,549,935

                 See notes to consolidated financial statements

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 Three Months Ended September 30, 2002 and 2001
                                   (Unaudited)


                                                                                        Three Months Ended
                                                                                           September 30,
                                                                                -----------------------------------
                                                                                      2002               2001
                                                                                ----------------  -----------------

Net Income (Loss)............................................................   $     (4,422,255) $         500,454

Other comprehensive income, net of tax:
   Unrealized gains on securities:
     Unrealized holding gains arising during the period......................            181,590            257,763
     Reclassification adjustments for gains included in net income...........             (1,133)           (18,383)
                                                                                ----------------  -----------------
     Net unrealized gains....................................................            180,457            239,380
   Income tax related to items of other comprehensive loss...................            (72,183)           (95,752)
                                                                                ----------------  -----------------
Other comprehensive income...................................................            108,274            143,628
                                                                                ----------------  -----------------

Comprehensive Income (Loss)..................................................   $     (4,313,981) $         644,082
                                                                                ================  =================

                 See notes to consolidated financial statements

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                -----------------------------------
                                                                                      2002               2001
                                                                                ----------------  -----------------
Interest Income
   Interest and fees on loans................................................   $     30,279,045  $      31,224,198
   Interest and dividends on securities:
     Taxable securities......................................................            990,610          1,152,873
     Nontaxable securities...................................................            105,159             92,796
   Interest on deposits with other banks.....................................              4,763             26,000
   Interest earned on federal funds sold and securities purchased............            263,655            864,209
                                                                                ----------------  -----------------
     Total Interest Income...................................................         31,643,232         33,360,076
                                                                                ----------------  -----------------

Interest Expense
   Interest on deposits......................................................         14,665,453         20,626,823
   Interest on FHLB borrowings...............................................            711,849            676,700
   Interest on short-term borrowings.........................................                 --              1,888
   Interest on guaranteed preferred beneficial interest in
     the Company's subordinated debentures...................................            757,029            626,849
                                                                                ----------------  -----------------
     Total Interest Expense..................................................         16,134,331         21,932,260
                                                                                ----------------  -----------------

Net Interest Income..........................................................         15,508,901         11,427,816
   Provision for loan losses.................................................         13,075,825          2,876,605
                                                                                ----------------  -----------------

Net Interest Income After Provision for Loan Losses..........................          2,433,076          8,551,211

Noninterest Income
   Customer service fees.....................................................            778,461            649,433
   Mortgage banking fee income...............................................            508,528            361,468
   Investment securities gains...............................................             72,894             18,383
   Other operating income....................................................            213,735             87,492
                                                                                ----------------  -----------------
     Total Noninterest Income................................................          1,573,618          1,116,776
                                                                                ----------------  -----------------

Noninterest Expenses
   Salaries and employee benefits............................................          6,588,241          4,148,089
   Occupancy and equipment expense...........................................          1,120,011            895,919
   Other operating expenses..................................................          3,584,871          2,491,230
                                                                                ----------------  -----------------
     Total Noninterest Expenses..............................................         11,293,123          7,535,238
                                                                                ----------------  -----------------

Income (loss) before income taxes............................................         (7,286,429)         2,132,749
Provision for income tax expense (benefit)...................................         (2,702,600)           783,502
                                                                                ----------------  -----------------

Net Income (Loss)............................................................   $     (4,583,829) $       1,349,247
                                                                                ================  =================

Earnings (Loss) Per Common Share
   Basic.....................................................................   $          (0.53) $           0.16
   Diluted...................................................................              (0.45)             0.13

Cash Dividends Declared
   Cash dividends declared per common share..................................   $           0.00  $           0.00

Weighted Average Shares Outstanding
   Basic.....................................................................          8,682,310          8,481,713
   Diluted...................................................................         10,122,745         10,506,786

                 See notes to consolidated financial statements

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)


                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                -----------------------------------
                                                                                      2002               2001
                                                                                ----------------  -----------------

Net Income (Loss)............................................................   $     (4,583,829) $       1,349,247

Other comprehensive income, net of tax:
   Unrealized gains on securities:
     Unrealized holding gains arising during the period......................            533,821            469,856
     Reclassification adjustments for gains included in net income...........            (72,894)           (18,383)
                                                                                ----------------  -----------------
     Net unrealized gains....................................................            460,927            451,473
   Income tax related to items of other comprehensive loss...................           (184,371)          (180,589)
                                                                                ----------------  -----------------
Other comprehensive income...................................................            276,556            270,884
                                                                                ----------------  -----------------

Comprehensive Income (Loss)..................................................   $     (4,307,273) $       1,620,131
                                                                                ================  =================

                 See notes to consolidated financial statements

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      Nine Months Ended September 30, 2002
                                   (Unaudited)


                                                                                       Accumulated
                                                                                          Other
                                           Common        Paid-In       Retained      Comprehensive
                                            Stock        Capital       Earnings       Income (Loss)         Total
                                        -----------  -------------   ------------  ------------------  --------------

Balance at December 31, 2001..........  $    85,151  $  30,359,218   $  5,736,259  $        (56,748)  $   36,123,880

Net loss - September 30, 2002.........           --             --     (4,583,829)               --      (4,583,829)

Unrealized gains on securities
   available-for-sale, net of
   reclassification adjustment,
   net of tax of ($184,371)...........           --             --             --           276,556         276,556
                                                                                                       --------------

Comprehensive loss....................           --             --             --                --      (4,307,273)
                                                                                                       --------------

Compensatory options..................           --      1,119,986             --                --       1,119,986

Stock option exercise.................        4,510      1,747,826             --                --       1,752,336

Stock used by optionees to
   purchase options...................       (1,473)    (1,727,292)            --                --      (1,728,765)

Tax benefit on stock options..........           --        762,500             --                --         762,500

Issuance of shares under
   employee stock purchase plan.......           23         25,171             --                --          25,194
                                        -----------  -------------   ------------  ----------------    --------------

Balance at September 30, 2002.........  $    88,211  $  32,287,409   $  1,152,430  $        219,808    $   33,747,858
                                        ===========  =============   ============  ================    ==============

                 See notes to consolidated financial statements

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)


                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                  ---------------------------------
                                                                                       2002               2001
                                                                                  ---------------  ----------------
Operating Activities
   Net Income (loss)............................................................  $    (4,583,829) $      1,349,247
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for loan losses..................................................       13,075,825         2,876,605
     Depreciation, amortization, and accretion, net.............................          410,772           333,902
     Deferred tax benefit.......................................................         (281,026)               --
     Realized investment security gains.........................................          (72,894)          (18,383)
     Decrease in accrued interest receivable....................................          317,599           239,977
     Decrease in accrued interest payable.......................................       (1,252,632)           (3,119)
     Other, net.................................................................       (3,439,655)         (246,678)
                                                                                  ---------------  ----------------
       Net Cash Provided By Operating Activities................................        4,174,160         4,531,551
                                                                                  ---------------  ----------------

Investing Activities
   Increase in mortgage loans held-for-sale.....................................       (1,274,951)               --
   Net increase in investment securities available-for-sale.....................      (42,162,403)       (1,418,231)
   Net increase in loans to customers...........................................      (48,220,178)      (88,594,554)
   Capital expenditures, net....................................................       (1,001,280)       (1,148,690)
   Proceeds from disposition of foreclosed real estate..........................        1,117,754                --
                                                                                  ---------------  ----------------
     Net Cash Used In Investing Activities......................................      (91,541,058)      (91,161,475)
                                                                                  ---------------  ----------------

Financing Activities
   Net increase in demand deposits, NOW
     accounts and savings accounts..............................................       18,753,877        29,909,592
   Net increase in certificates of deposit......................................       63,110,553        84,361,285
   Issuance of shares...........................................................           48,765            69,632
   Net proceeds from FHLB loans.................................................       10,000,000         1,000,000
   Issuance of guaranteed preferred beneficial interest
     in the Company's subordinated debentures...................................               --        10,000,000
   Compensatory options.........................................................        1,119,986                --
                                                                                  ---------------  ----------------
     Net Cash Provided By Financing Activities..................................       93,033,181       125,340,509
                                                                                  ---------------  ----------------

Net Increase in Cash and Cash Equivalents.......................................        5,666,283        38,710,585

Cash and Cash Equivalents At Beginning of Period................................       13,701,768        15,640,016
                                                                                  ---------------  ----------------

Cash and Cash Equivalents At End of Period......................................  $    19,368,051  $     54,350,601
                                                                                  ===============  ================

Supplemental Disclosures of Cash Flow Information

   Cash paid during the period for:
     Interest...................................................................  $    17,386,963  $     21,935,379
     Taxes......................................................................          645,436           770,781

                 See notes to consolidated financial statements

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)

Note A - Basis of Presentation

The consolidated financial statements include the accounts of Heritage Financial Holding Corporation and its subsidiaries Heritage Bank (the "Bank") and Heritage Financial Statutory Trust I ("Heritage Trust"), collectively, the Company. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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


Note B - Income Taxes

The effective tax rates of approximately 37.3 percent and 39.2 percent for the three months ended September 30, 2002 and 2001, and 37.1 percent and 36.7 percent for the nine months ended September 30, 2002 and 2001, respectively, differ from the statutory rate principally because of the effect of state income taxes.


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

At September 30, 2002, the Company had net unrealized gains of approximately $366,346 in available-for-sale securities which are reflected in the presented assets and resulted in an increase in stockholders' equity of $219,808, net of deferred tax liability. There were no held-to-maturity or trading securities at September 30, 2002 or December 31, 2001. The net increase in stockholders' equity as a result of the SFAS 115 adjustment from December 31, 2001 to September 30, 2002, was $276,556. See also Note D - Stockholders' Equity.

Note D - Stockholders' Equity

Equity decreased by $2,376,022 due to net loss of $4,583,829, the effects of compensatory stock options totaling an increase of $1,119,986, stock option exercise totaling a net increase of $23,571, tax benefit on stock options totaling an increase of $762,500, the issuance of shares under the employee stock purchase plan of $25,194, and the increase from an unrealized loss to an unrealized gain on securities available for sale totaling $276,556, net of deferred taxes.


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

Note G - Recent Developments

During the course of a targeted, limited scope review of the loan portfolio of the Company's wholly-owned subsidiary Heritage Bank, an Alabama state banking corporation (the "Bank"), and concurrent safety and soundness audit and information systems examination conducted by regulatory authorities, management identified certain assets of the Bank that management believed should be classified. The Company and the Bank have been engaged in an on-going evaluation of the loan portfolio of the Bank and have taken, or are in the process of taking, actions to address asset quality at the Bank. The Bank has taken and is continuing to take steps to charge off or establish additional loan loss reserves for specified assets and to adjust the Bank's levels of loan loss provisions.

Regulatory Background

On July 24, 2002, bank regulatory authorities informed the Company and the Bank of their desire to immediately perform a targeted, limited scope review of the Bank's loan portfolio based upon certain information received involving certain loans. Such review was commenced and during the course of such review, bank regulatory authorities determined to conduct the safety and soundness audit of the Bank which was scheduled to commence in October 2002.

As previously reported in the Form 10-Q of the Company for the quarterly period ended June 30, 2002, in conjunction with the review of the Bank's loan portfolio, the Company and the Bank discovered that one of its non-executive employees had improperly advanced monies on certain loans. Said employee offered to resign, and the Bank accepted the resignation, based on violations of the Bank's loan policies. Also, as reported on the Form 10-Q of the Company for the quarterly period ended June 30, 2002, the Company increased its "Allowance for loan losses" on its consolidated balance sheet by $2,000,000 to account for potential loan losses due to a variety of events including an erosion of asset quality in certain loans in the Bank's portfolio.

Allowance for Loan Losses

During the course of the safety and soundness examination, management conducted a review of a significant portion of the loan portfolio of the Bank, identified and classified additional assets of the Bank, and determined to take appropriate steps to charge off or establish additional loan loss reserves with respect to such assets. Accordingly, the Board of Directors has determined to increase the allowance for loan losses, net of charge offs and recoveries, on the Company's consolidated balance sheet by $5,229,624. This amount is in addition to the $2,000,000 added to the "Allowance for loan losses" reported on the Company's Form 10-Q for the quarterly period ended June 30, 2002. After such increase, as of September 30, 2002 the allowance for loan losses on the Company's consolidated balance sheet totaled $13,754,471.

This increase in the allowance for loan losses, net of charge offs and recoveries, reduced the Tier 1 capital of the Bank to 6.39%. Accordingly, the Board of Directors and management of the Company and of the Bank have been engaged in reviewing options available to the Bank to augment its capital ratios. This review led to efforts by the Company to obtain a loan, a portion of the proceeds of which immediately would be contributed to the capital of the Bank.

Loan Agreement

On October 30, 2002, the Company entered into a Loan Agreement with First Tennessee Bank National Association, pursuant to which the Company is able to borrow up to $7.5 million (the "First Tennessee Loan"). As part of the First Tennessee Loan, the Company pledged the stock of the Bank as collateral for such loan. In addition, directors of the Company executed personal guaranty agreements as additional security for the First Tennessee Loan. Immediately following execution of the Loan Agreement, the Company drew down $5 million of the First Tennessee Loan and contributed said loan proceeds to the capital of the Bank. Following the $5 million contribution, the Bank's Tier 1 capital ratio increased to approximately 7.28% as of October 30, 2002.

Going forward, the Company intends to take steps to attain and maintain a Tier 1 capital ratio at the Bank of 7.5% by December 31, 2002, and 8% by March 31, 2003. Although the Company cannot assure that it will be successful in achieving these capital ratios within these timeframes, management believes that the steps it is taking to access additional capital, implement management changes and enhance internal controls and procedures will enable the Company to achieve these objectives. The Board of Directors and management of the Company and the Bank are actively engaged in the preparation and implementation of strategic business plans for the Company and the Bank, to address, among other things, the immediate and anticipated future capital requirements of the Company and the Bank, taking into account the mix of loans in the Bank's loan portfolio, earnings, and alternative sources of capital.

Additional Efforts

In addition to the First Tennessee Loan, the Board of Directors and management of the Company and of the Bank are continuing to review and assess additional actions to augment capital levels at the Bank and the Company. These actions include focusing on core earnings at the Bank; attempting to convert non-earning assets to earning status through aggressive collection and liquidation efforts; and controlling and contracting the balance sheet of the Bank.

As a result of the declining quality of the Bank's loan portfolio, related reductions in the capital levels of the Bank, and other operational factors, the Board of Directors and management is re-evaluating its lending strategy. The
Board of Directors and management are actively taking steps to improve the underwriting and credit administration practices of the Bank in order to improve overall asset quality. In addition, in October 2002 the Bank hired a new chief lending officer to oversee the administration of the Bank's loan portfolio with primary emphasis on improving overall credit quality of the portfolio. New policies with respect to loan originations have been formulated which management believes should enhance the quality of future loan production. Management intends to continue efforts to originate new loans consistent with improving overall credit quality, although significant emphasis is now being given to problem loan administration.

Policies, Procedures, Systems and Control. In light of the increased level of classified assets of the Bank and management's decision to increase its allowance for loan losses, the Company is taking steps to implement enhanced risk management and internal control procedures. These steps include increasing the Company's investment in its infrastructure to enhance its technology, its management information systems, its internal audit function and the formal documentation of its policies and procedures. In this regard, the Company is taking steps to expand its internal audit function and has engaged an outside consulting firm to assist the Company to ensure that the Company's policies, procedures, systems and controls are appropriate to its operations. Such review and enhancement of the policies, procedures, systems and controls of the Company and the Bank are being overseen by Larry R. Mathews, the new President and Chief Executive Officer of the Bank and Thomas E. Hemmings, the new Chief Financial Officer of the Company and the Bank.

Retention of President and Chief Executive Officer of the Bank

On October 23, 2002, the Bank engaged Mr. Larry R. Mathews as President and Chief Executive Officer of the Bank. The decision of the Board of Directors of the Bank to employ Mr. Mathews as President was based on a number of factors, including Mr. Mathews' 17 years in senior executive positions at both regional holding company banks and community banks. During his career, Mr. Mathews has developed executive and management experience working with a number of banks facing issues similar to those currently facing the Bank. In addition, Mr. Mathews has developed a positive working relationship and reputation with various bank regulatory authorities. The decision to retain Mr. Mathews, given his experience in the areas of management, credit quality and internal controls and procedures, is part of the Company's renewed focus on the loan portfolio of the Bank and the overall credit quality of the Bank, as well as the operating controls and procedures of the Bank. Mr. Mathews' initial primary responsibilities will be focusing on improving asset quality and loan administration, establishing and implementing internal controls and procedures and improving overall performance. The Board of Directors also believes that Mr. Mathews possesses the ability to mobilize and implement the necessary personnel to accomplish the strategic objectives identified by the Board and senior management. The Boards of Directors of the Company and the Bank, in conjunction with Mr. Mathews, are continuing to evaluate and assess the management and personnel needs and resources of the Bank in light of the significant emphasis being devoted to credit quality and loan administration.

Ongoing Analysis and Assessment

Management has commenced a comprehensive review of the Company's and the Bank's internal control structures and procedures. In the course of this review, management has identified significant weaknesses in the Company's internal controls and procedures, particularly with respect to the Bank's lending functions, including credit underwriting and loan review. Furthermore, management has determined that certain internal controls and procedures relating to loan policies and procedures have not been followed by Bank personnel. This review is ongoing and further adjustments to loan loss reserves may be made as a result of the continuation of management's review and assessment of the Bank's loan portfolio and the adequacy of the allowance for loan losses.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                               September 30, 2002

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations

Heritage Financial Holding Corporation (the "Company") is primarily engaged in the business of directing and planning the activities of its wholly owned subsidiary, Heritage Bank (the "Bank"). The Company's primary asset is comprised of its investment in the Bank.

The consolidated operating results of the Company include those of the Bank. All significant intercompany transactions and balances have been eliminated in consolidation. The operating results of the Company depend primarily on net interest income, which is the difference between interest income on interest-earning assets, primarily loans and investment securities, and interest expense on interest-bearing liabilities, primarily deposits and advances from the Federal Home Loan Bank ("FHLB") and other sources. Net earnings are also affected by non-interest income and non-interest expenses, such as loan fees, compensation and benefits, building and occupancy expense, and other expenses.

The discussion and analysis included herein covers material changes in financial condition, liquidity and capital resources that have occurred since December 31, 2001, as well as certain material changes in results of operations during the nine months ended September 30, 2002 as compared to the same period in 2001.

This discussion is intended to assist in an understanding of the Company and its subsidiaries' financial condition and results of operations. Unless the context otherwise indicates, "the Company" shall include the Company and its subsidiaries. This analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Item 1 of the September 30, 2002, Form 10-Q, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001.

                                  RISK FACTORS

The Company and the Bank Have Made Significant Changes to the Bank's Loan Loss Reserves as a Result of Reviews of the Bank's Loan Portfolio.

During the course of a targeted, limited scope review of the loan portfolio of the Company's wholly-owned subsidiary Heritage Bank, an Alabama state banking corporation (the "Bank"), and a concurrent safety and soundness audit and information systems examination conducted by regulatory authorities, management identified certain assets in the Bank's loan portfolio that management believed should be classified. Due to the erosion in asset quality identified by the review, the Company increased its allowance for loan losses by $2,000,000 during the quarterly period ended June 30, 2002. The continuing review of the Bank's loan portfolio has identified additional asset quality problems, which resulted in the Company increasing the allowance for loan losses net of charge offs and recoveries by an additional $5,229,624. As of September 30, 2002, the allowance for loan losses on the Company's consolidated balance sheet totaled $13,754,471, compared to $6,074,230 at December 31, 2001.

The provision for loan losses in the amount of $9,380,339 contributed to a quarterly loss of $4,422,255, which reduced the Tier 1 capital of the Bank to 6.39%. The Board of Directors and management of the Company and of the Bank engaged in discussions regarding the Bank's Tier 1 capital that ultimately led to the Company entering into a Loan Agreement with First Tennessee Bank National Association dated October 30, 2002, pursuant to which the Company is able to borrow up to $7.5 million (the "First Tennessee Loan"). Immediately following the execution of the Loan Agreement, the Company drew down $5 million of the First Tennessee Loan and contributed said loan proceeds to the capital of the Bank. Following the $5 million contribution, the Bank's Tier 1 capital ratio increased to approximately 7.28% as of October 30, 2002.

The Board of Directors of the Company intends to cause management of the Company and the Bank to take steps to attain and maintain a Tier 1 capital ratio at the Bank of 7.5% by December 31, 2002, and 8% by March 31, 2003. Although the Company cannot give any assurance that it will be successful in achieving these capital ratios within these timeframes, management believes that the steps it is taking to access additional capital, implement management changes and enhance internal controls and procedures will enable the Company to achieve these objectives.

The Company and the Bank are Reviewing the Adequacy of Internal Controls and Procedures of the Company and the Bank, Which May Result in Substantial Revisions and Supplements to Such Controls and Procedures.

Management has commenced a comprehensive review of the Company's internal control structures. Management's review of the internal control structures of the Company and the Bank indicated significant weaknesses in the Company's and the Bank's internal controls and procedures, particularly with respect to the Bank's lending functions, including credit underwriting and loan review. As a result of the information gathered in the course of these reviews, management of both the Company and the Bank have taken steps to modify and supplement internal controls and procedures in order to augment the Company's reporting and to ensure timely evaluation of reporting regarding the operations of the Bank, particularly with respect to the credit and asset quality of the Bank. Furthermore, in the course of these reviews, the Company and the Bank determined that certain internal controls relating to loan policies and procedures have not been followed by Bank personnel, and have taken steps to correct these matters, including the dismissal of certain employees of the Bank. The Bank has retained a new President and Chief Executive Officer, and, additionally, the Company has changed outside legal counsel. Management of the Company is continuing to review and modify the Company's internal controls and procedures. This review process is currently ongoing and is not complete as of the date of the filing of this Quarterly Report on Form 10-Q.

The Company Has Had a Significant Change in Management since March 12, 2002, and There Can Be No Assurance that the New Management Will Result in Improved Financial Condition or Net Income.

On March 12, 2002, Reginald D. Gilbert, President, Chief Executive Officer and Director of the Company and the Bank, elected to voluntarily retire as an employee and sever his relationship with the Company and the Bank. Harold B. Jeffreys, a Director, has been serving as Interim President and Chief Executive Officer of the Company until such time as the Company hires a new President, and Chief Executive Officer. In addition, on April 9, 2002, the Board of Directors accepted the resignations from the Board of Directors of three officers of the Bank who had been serving on the Board.

During the second quarter of 2002, the Board of Directors hired Thomas E. Hemmings as Chief Financial Officer of the Company. Mr. Hemmings has been charged with taking steps to generate growth for the Company and, more recently, helping the Company to address its internal controls and procedures.

On October 23, 2002, the Board of Directors engaged Larry R. Mathews as President and Chief Executive Officer of the Bank. The decision to retain Mr. Mathews, given his experience in the areas of management, credit quality and internal controls and procedures, is part of the Company's renewed focus on the loan portfolio of the Bank and the overall credit quality of the Bank, as well as the operating controls and procedures of the Bank. The Board of Directors intends for Mr. Mathews to focus his initial efforts on improving asset quality and loan administration, continuing the review and implementation of internal controls and procedures and improving the Company's overall performance.

Despite these changes in management and the Board of Directors' mandate to management to address the Bank's asset quality and lending procedures, and to improve the Company's financial results, there can be no assurance that the new management will be successful in improving the financial condition or increasing the net income of the Company.

FINANCIAL CONDITION

September 30, 2002 compared to December 31, 2001

Loans

Loans comprised the largest single category of the Company's earning assets on September 30, 2002. Loans, net of unearned income and allowance for loan losses, were 81.4% of total assets at September 30, 2002, and 87.9% of total assets at December 31, 2001. Total net loans were $534,450,734 at September 30, 2002, representing a 7.0% increase from the December 31, 2001 total of $499,306,381. This increase is the result of increased loan demand. Management intends to continue efforts to originate new loans consistent with the bank's strengthened credit standards.

Allowance for Loan Losses

When determining the adequacy of the allowance for loan losses, management considers changes in the size and character of the loan portfolio, changes in non-performing and past due loans, regulatory classification of assets, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, existing and prospective economic conditions, and other factors. The allowance for loan losses increased $7,680,241 during the nine months ended September 30, 2002 to $13,754,471 at September 30, 2002 from $6,074,230 at December 31, 2001. The allowance for loan losses represented 2.51% and 1.20% of net loans receivable at September 30, 2002 and December 31, 2001, respectively. (See further discussion in "Provision for Loan Losses" below.)

In the opinion of management, the allowance for loan losses was adequate at September 30, 2002, to provide for potential loan losses in the loan portfolio at that date. Management is concerned about the results of its continuing review of the loan portfolio, as well as the impact a decline in the local economy could have upon the Bank's ability to improve the quality of its loan portfolio. While management believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that the Bank will not be required to increase the allowance in the future. Such increases could have a material adverse affect on the Bank's financial condition and results of operations. Losses ultimately confirmed will vary from original estimates and adjustments, as necessary, are made in the period in which these factors and other considerations become known.

Investment Securities and Other Earning Assets

The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Federal funds sold are a tool in managing the daily cash position of the Company. Investment securities and federal funds sold increased $47,601,225 from December 31, 2001 to $80,211,088 at September 30, 2002. This
increase primarily was due to deposit growth.

Asset Quality

Between December 31, 2001 and September 30, 2002, the Company experienced an increase in nonperforming assets, (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities and other real estate). Total nonperforming assets increased from $12,415,000 to $20,681,000 during this period of time. The ratio of nonperforming assets to total assets increased from 2.18% to 3.15% and the ratio of nonperforming loans to total loans increased from 1.62% to 3.21%. The ratio of loan loss allowance to total nonperforming assets increased from 48.92% to 66.51%. The Company believes that due to a continuing weak economy both on a national and statewide basis, these ratios could further erode over the next several quarters. Moreover, the Company competes for loans, and has made certain loans to businesses, along the Birmingham-Huntsville-Decatur high-tech corridor. During the past year, the high tech industry segment has experienced and continues to experience a more significant downturn compared with other sectors of the economy. The Company and the Bank have taken steps to intensively monitor its overall loan portfolio; including the hiring of additional personnel to monitor credit quality and adherence to credit policies and procedures. The Bank has hired a seasoned bank executive as its chief lending officer, and has retained a manager of loan review. Management believes that these additions, as well as those previously disclosed, will provide the Bank with the necessary resources to improve controls over the lending functions, identify any potential areas of concern in a more timely manner, and ensure that future loans comply with the Bank's lending policies and procedures.

Deposits

Total deposits of $586,174,168 at September 30, 2002, increased $81,864,430, or 16.2%, over total deposits of $504,309,738 at year-end 2001 primarily due to demand from investors seeking a relatively safe return on their investments. Deposits are the Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits increased $156,124, or 0.7%, from year-end 2001 to September 30, 2002, and interest-bearing deposits increased $81,708,306, or 16.9%, from year-end 2001.

Stockholders' Equity

Stockholders' equity decreased $2,376,022 from December 31, 2001 to September 30, 2002, due to the net loss of $4,583,829, the issuance of shares under the Employee Stock Purchase Plan totaling $25,194, the increase from an unrealized loss to an unrealized gain on securities available for sale totaling $276,556, net of deferred taxes, the exercise of stock options, net of shares surrendered, of $23,571, the recognition of compensatory options of $1,119,986, and the tax benefit on stock options of $762,500.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and sales, and maturities and sales of investment securities. Loans that mature in one year or less equaled approximately $190,071,000 or 34.7% of the total loan portfolio at September 30, 2002. Other sources of liquidity include short-term investments such as federal funds sold which amounted to $11, 621,000 at September 30, 2002.

The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At September 30, 2002, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $13,500,000. The Bank is also a member of the Federal Home Loan Bank of Atlanta. Such membership provides the Bank with additional lines of credit for liquidity needs. This line of credit with the Federal Home Loan Bank of Atlanta is collateralized by a blanket lien on the Bank's single-family mortgage portfolio, as well as certain commercial real estate mortgages. As of September 30, 2002, the Federal Home Loan Bank line of credit permitted borrowings of up to approximately $63 million and as of September 30, 2002, the Bank had borrowed $23 million.

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

Regulatory authorities are placing increased emphasis on the maintenance of adequate capital. Capital strength is measured in two tiers that are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier 1 capital, which consists of common equity less goodwill and the newly issued guaranteed preferred beneficial interest in the Company's subordinated debentures, subject to limitations, amounted to approximately $43,528,000 at September 30, 2002. The Company's Tier 2 capital components are comprised solely of the allowance for loan losses subject to certain limitations. Tier 1 capital plus the Tier 2 capital components is referred to as Total Risk-Based capital and was approximately $50,432,000 at September 30, 2002.

A recent substantial increase in the allowance for loan losses reduced the Tier 1 capital leverage ratio of the Bank to 6.39% at September 30, 2002.
Accordingly, the Board of Directors and management of the Company and of the Bank have been engaged in continuing discussions regarding options available to the Bank to augment its capital ratios. These discussions led to efforts by the Company to obtain a loan, a portion of the proceeds of which were immediately contributed to the capital of the Bank.

Loan Agreement

On October 30, 2002, the Company entered into a Loan Agreement with First Tennessee Bank National Association, pursuant to which the Company is able to borrow up to $7.5 million (the "First Tennessee Loan"). As part of the First Tennessee Loan, the Company pledged the stock of the Bank as collateral for such loan. In addition, directors of the Company executed personal guaranty agreements as additional security for the First Tennessee Loan. Immediately following execution of the Loan Agreement, the Company drew down $5 million of the First Tennessee Loan and contributed said loan proceeds to the capital of the Bank. Following the $5 million contribution, the Bank's Tier 1 capital leverage ratio increased to approximately 7.28% as of October 30, 2002.

Going forward, the Company intends to take steps to attain and maintain a Tier 1 capital ratio at the Bank of 7.5% by December 31, 2002, and 8% by March 31, 2003. Although the Company cannot assure that it will be successful in achieving these capital ratios within these timeframes, management believes that the steps it is taking to access additional capital, implement management changes and enhance internal controls and procedures will enable the Company to achieve these objectives. The Board of Directors and management of the Company and the Bank are actively engaged in the preparation and implementation of strategic business plans for the Company and the Bank, to address, among other things, the immediate and anticipated future capital requirements of the Company and the Bank, taking into account the mix of loans in the Bank's loan portfolio, earnings, and alternative sources of capital.

Additional Efforts

In addition to the First Tennessee Loan, the Board of Directors and management of the Company and of the Bank are continuing to review and assess additional actions to augment capital levels at the Bank and the Company. These actions include focusing on core earnings at the Bank; attempting to convert non-earning assets to earning status through aggressive collection and liquidation efforts; and controlling and contracting the balance sheet of the Bank.

As a result of the declining quality of the Bank's loan portfolio, related reductions in the capital levels of the Bank, and other operational factors, the Board of Directors and management is re-evaluating its lending strategy. The
Board of Directors and management are actively taking steps to improve the underwriting and credit administration practices of the Bank in order to improve overall asset quality. In addition, in October 2002 the Bank hired a new chief lending officer to oversee the administration of the Bank's loan portfolio with primary emphasis on improving overall credit quality of the portfolio. New policies with respect to loan originations have been formulated which management believes should enhance the quality of future loan production. Management intends to continue efforts to originate new loans consistent with improving overall credit quality, although significant emphasis is now being given to problem loan administration.

RESULTS OF OPERATIONS

Three months and nine months ended September 30, 2002 and 2001

Summary

Net earnings (loss) of the Company for the quarter ended September 30, 2002 was ($4,422,255), compared to $500,454 for the same period in 2001, representing a $4,922,709 decrease from prior period income. Net earnings of the Company for the nine months ended September 30, 2002 were ($4,583,829), compared to $1,349,247 for the same period in 2001, a $5,933,076 decrease. The Company increased the allowance for loan losses, net of charge offs and recoveries, on the September 30, 2002 consolidated balance sheet by $5,229,624. This amount is in addition to the $2,000,000 added to the "allowance for loan losses" reported on the Company's Form 10-Q for the quarterly period ended June 30, 2002. After such increase, as of September 30, 2002, the allowance for loan losses on the Company's consolidated balance sheet totaled $13,754,471. The financial performance of the Company may continue to be adversely affected by asset quality factors as management continues to focus on credit quality, enhanced internal controls and the adequacy of the allowance for loan losses. As management continues its evaluation and review of the Bank's credit portfolio, additional credit losses may be identified.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the nine months ended September 30, 2002 decreased $1,716,844, or 5%, from the same period in 2001. This decrease was largely a result of the decrease in interest and fee income on loans. Interest expense for the nine months ended September 30, 2002 decreased $5,797,929, or 26.4%, over the corresponding period of 2001 due to decreases in interest expense paid on interest-bearing deposits and borrowed funds. These decreases were due to the impact of rapidly declining interest rates which outpaced the related loan and deposit volume growth. As a result of these factors, net interest income increased $4,081,085, or 37.7%, for the nine months ended September 30, 2002, compared to the same period of 2001.

Provision for Loan Losses

The provision for loan losses represents the charge against current earnings necessary to maintain the allowance for loan losses at a level which management considers appropriate. This level is determined based upon the Bank's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $13,075,825 for the nine months ended September 30, 2002, compared to $2,876,605 for the same period of 2001. The allowance for loan losses as a percent of outstanding loans, net of unearned income, was 2.51% at September 30, 2002 compared to 1.20% at year-end 2001. During the course of a safety and soundness examination, management conducted a review of a significant portion of the loan portfolio of the Bank, identified and classified additional assets of the Bank and determined to take appropriate steps to charge off or establish additional loan loss reserves with respect to such assets. Accordingly, the Board of Directors determined to increase the allowance for loan losses substantially, as shown by the increased provision for loan losses at September 30, 2002.

Noninterest Income

Noninterest income for the nine months ended September 30, 2002 was $1,573,618 compared to $1,116,776 for the same period of 2001. This 40.9% increase primarily was due to an increase in other operating income and in mortgage banking fee income.

Noninterest Expenses

Noninterest expenses for the nine months ended September 30, 2002 were $11,293,123, reflecting a 49.9% increase over the same period of 2001. The primary component of noninterest expenses is salaries and employee benefits, which increased to $6,588,241 for the nine months ended September 30, 2002, 58.8% higher than in the same period of 2001. Occupancy costs increased $224,092, or 25.0%, and other operating expenses increased $1,093,641, or 43.9%, from the same period of 2001. The primary cause for the noninterest expense increase is because of the retirement agreement with the former president and chief executive officer that allowed for a retirement obligation in the form of salary and compensatory stock option expense of an aggregate pre-tax amount of approximately $2.0 million.

Income Taxes

The Company attempts to maximize its net income through active tax planning. The provision for income taxes of ($2,702,600) for the nine months ended September 30, 2002 decreased $3,486,102 compared to the same period of 2001. Taxes as a percent of earnings (loss) increased from 36.7% to 37.1%. The effective tax rate of approximately 37.1% for the nine months ended September 30, 2002, is more than the federal statutory rate principally because of state income taxes.

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

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS No. 141 are to be accounted for using one method, the purchase method. Prior to the issuance of this statement, subject to certain criteria, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. The two methods produce different financial statement results. The single-method approach used in SFAS No. 141 reflects the conclusion that virtually all business combinations are acquisitions and therefore should be accounted for in the same manner as other asset acquisitions based on the values exchanged. This statement provides expanded and revised guidance related to the allocation of the purchase price to goodwill and other intangibles arising from the business combination. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001.

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

The adoption of SFAS No. 141 and SFAS No. 142 are not expected to have a material effect on the Company's consolidated financial statements due to the absence of any goodwill or intangibles on the Company's books.

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

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Management is currently evaluating the impact that SFAS No. 145 will have on the Company's financials, but as a result of very limited applicability, does not expect the adoption will have a material effect.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The statement addresses financial reporting and accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The primary difference between SFAS No. 146 and Issue 94-3 relates to the requirement for recognition of a liability related to the cost of an exit or disposal activity when the liability is incurred. Under 94-3, such liability would be recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after

December 31, 2002, with early application encouraged. Management does not believe the adoption of SFAS No. 146 will have a material impact on the Company's financials.

In October 2002, the Financial Accounting Standards Board issued SFAS No. 147, Acquisitions of Certain Financial Institutions, an amendment of SFAS No. 72 and 144 and FASB Interpretation No. 9. Except for transactions between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of SFAS No. 72 and Interpretation 9 and requires those transactions be accounted for in accordance with SFAS No. 141 and 142. SFAS No. 147 also amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used. SFAS No. 147 is essentially effective as of October 1, 2002. As a result, the Company adopted SFAS No. 147 on October 1, 2002, with no material impact on the Company's financials.

Critical Accounting Policies

The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Following is a description of the accounting policies applied by the Company which are deemed "critical." In determining which accounting policies are "critical" in nature, the Company has identified the policies that require significant judgment or involve complex estimates. The application of these policies has a significant impact on the Company's financial statements. Financial results could differ significantly if different judgments or estimates are applied.

Allowance for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collection of principal is unlikely. Subsequent recoveries are added to the allowance. Management's evaluation of the adequacy of the allowance for loan losses is based on a formal analysis which assesses the risk within the loan portfolio. This analysis includes consideration of historical performance, current economic conditions, level of nonperforming loans, loan concentrations, and review of certain individual loans. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions and the results of management ongoing review of the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the bank's allowances for loan losses. Such agencies may require the bank to recognize additions to the allowance for loan losses based on their judgments.

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

Any forward-looking statements are subject to numerous assumptions, risks and uncertainties because of the possibility of changes in underlying factors and assumptions. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including: recommendations made by or actions taken by banking regulatory authorities; significant changes in the economic scenario from the current anticipated scenario which could materially change anticipated credit quality trends; the value of investment securities and the ability to generate loans; significant delay in or inability to execute strategic initiatives designed to increase capital, reduce non-performing loans and classified assets, grow revenues and control expenses; ability to maintain sufficient liquidity and cash flow and significant changes in accounting, tax or regulatory practices or requirements; changes in interest rates; financial, legal, regulatory or other changes affecting the banking and financial services industries in general; continued intense competition from numerous providers of products and services which compete with the Company's businesses, and other factors listed from time to time in the Company's SEC reports, including, but not limited to, the Annual Report on Form 10-K/A for the year ended December 31, 2001.

Whenever possible, the Company has identified these forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates," "may," "believes," "estimates," "projects," "expects," "intends," and words of similar import. In addition to the statements included in this Quarterly Report on Form 10-Q, the Company and its representatives may from time to time make other oral or written statements that are also forward-looking statements.

The  Company   expressly   disclaims  any  obligation  to  update  publicly  any
forward-looking statements, whether as a result of new information, future events or otherwise.

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


              [The remainder of this page intentionally left blank]

As of September 30, 2002, the Company's simulation analysis reflected that the Company is at greatest risk in a decreasing interest rate environment. The table below depicts the results of the simulation assuming one and two percent decreases and increases in the prime interest rates in a one year time horizon.

                               Interest Rate Risk
                             (Amounts in thousands)

                                                                         One Year Time Horizon
                                                                      Estimated Repricing Amounts

                                                       Down               Up            Down                Up
                                                     1 Percent        1 Percent       2 Percent         2 Percent
                                                   ------------    -------------    -------------    --------------

Rate Sensitive Assets:
   Loans.........................................  $    330,859    $     315,800    $     340,898    $      310,780
   Deposits in banks.............................         4,611            4,611            4,611             4,611
   Federal funds sold............................        11,621           11,621           11,621            11,621
   Securities....................................        44,354           38,168           46,051            33,277
                                                   ------------    -------------    -------------    --------------
     Total Rate Sensitive Assets.................       391,445          370,200          403,181           360,289
                                                   ------------    -------------    -------------    --------------
Rate Sensitive Liabilities
   Deposits - Demand.............................        26,504           35,327           26,504            35,327
   Deposits - Time...............................       251,316          251,316          251,316           251,316
   Other borrowings..............................        33,000           33,000           33,000            33,000
                                                   ------------    -------------    -------------    --------------
     Total Rate Sensitive Liabilities............       310,820          319,643          310,820           319,643
                                                   ------------    -------------    -------------    --------------

Rate Sensitivity Gap.............................  $     80,625    $      50,557    $      92,361    $       40,646
                                                   ============    =============    =============    ==============

Change in Amount of Net Interest Margin..........  $     (1,136)   $         836    $      (2,507)   $        1,313
                                                   ============    =============    =============    ==============

Change in Percent of Net Interest Margin.........        (0.17)%           0.13%            (0.38)%           0.20%
                                                   ===========     ============     =============    =============

Item 4.  Controls and Procedures

(a) Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-14(c) and 15d-14(c). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. However, the Company recently has experienced several changes in top management, and the effectiveness of such disclosure controls and procedures is dependent on the Company's personnel to report any issues or matters required to be disclosed in the Company's SEC filings to the appropriate management personnel on a timely basis.

(b) As previously reported, banking regulatory authorities recently performed both a targeted, limited scope review of the Bank's loan portfolio and a safety and soundness examination of the Bank. In conjunction with these reviews, management commenced a comprehensive review of the Company's internal control structures. Management's review of the internal control structures of the Company and the Bank indicated significant weaknesses in the Company's and the Bank's internal controls and procedures, particularly with respect to the Bank's lending functions, including credit underwriting and loan review. As a result of the information gathered in the course of these reviews, management of both the Company and the Bank have taken steps to modify and supplement internal controls and procedures in order to augment the Company's reporting and to ensure timely evaluation of reporting regarding the operations of the Bank, particularly with respect to the credit and asset quality of the Bank. Furthermore, in the course of these reviews, the Company and the Bank determined that certain internal controls relating to loan policies and procedures have not been followed by Bank personnel, and have taken steps to correct these matters, including the dismissal of certain employees of the Bank. The Bank has retained a new President and Chief Executive Officer, and, additionally, the Company has changed outside legal counsel. Management of the Company is continuing to review and modify the Company's internal controls and procedures. This review process is currently ongoing and is not complete as of the date of the filing of this Quarterly Report on Form 10-Q. Management has disclosed the control weaknesses to its Audit Committee and to the outside auditors of the Company, and is continuing to seek their advice and support in revising and supplementing the internal controls and procedures of the Company and the Bank.

Part II - Other Information

   Item 6  - Exhibits and Reports on Form 8-K




(a)  Exhibits

Exhibit No.                                                       Exhibit                                    Page
-----------     -------------------------------------------------------------------------------------      --------

10.1 Employment Contract for Thomas E. Hemmings                                                                36

11   Computation of Per Share Earnings                                                                         45

99.1 Chief Executive Officer - Certification pursuant to 18 U.S.C. Section 1350,
     as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                                      46

99.2 Chief Financial Officer - Certification pursuant to 18 U.S.C. Section 1350,
     as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                                      47


(b)  Reports on Form 8-K

During the quarter ended September 30, 2002, no reports were filed for the Company on Form 8-K.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE FINANCIAL HOLDING CORPORATION

By:  /s/  Harold B. Jeffreys                              November 19, 2002
   -------------------------------------             ---------------------------
   Harold B. Jeffreys                                Date
   Interim President and
   Chief Executive Officer


By:  /s/  Thomas E. Hemmings                              November 19, 2002
   -------------------------------------             ---------------------------
   Thomas E. Hemmings                                Date
   Chief Financial Officer

CERTIFICATIONS


I, Harold B. Jeffreys, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Heritage Financial Holding Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 19, 2002
     ----------------------------------------

/s/    Harold B. Jeffreys
---------------------------------------------
Harold B. Jeffreys
Interim President and Chief Executive Officer

CERTIFICATIONS


I, Thomas E. Hemmings, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Heritage Financial Holding Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 19, 2002
     --------------------------------------

/s/    Thomas E. Hemmings
-------------------------------------------
Thomas E. Hemmings
Chief Executive Officer

Exhibit 10.1 - Employment Agreement


                              EMPLOYMENT AGREEMENT


     THIS AGREEMENT (this "Agreement"), is made and entered into this day of September, 2002, but made effective as of July 11, 2002, by and among Heritage Financial Holding Corporation, a Delaware corporation (hereinafter referred to as the "Company"), Heritage Bank, an Alabama state banking corporation (the "Bank"), and Thomas E. Hemmings (the "Executive").

                              W I T N E S S E T H:
                               - - - - - - - - - -

     WHEREAS, the Company and the Bank desire to employ the Executive on the terms and conditions hereinafter provided, and the Executive desires to be employed by the Company and the Bank on such terms and conditions;

     NOW, THEREFORE, in consideration of the mutual promises, covenants and agreements set forth in this Agreement, the parties agree as follows:

SECTION 1: EMPLOYMENT OF EXECUTIVE; DUTIES AND RESPONSIBILITIES

1.1 Employment of Executive. The Company shall employ the Executive, and the Executive shall provide services to the Company, as Chief Financial Officer of the Company and the Bank, subject to the terms and conditions of this Agreement.

1.2 Term of Employment of Executive. Subject to the provisions of Section 3 hereof, the employment of the Executive by the Company and the Bank pursuant to this Agreement shall be for an initial term of two (2) years commencing on July 11, 2002, and ending on July 10, 2004; provided that unless the Executive's employment hereunder is sooner terminated pursuant to Section 3 hereof or unless either party shall given written notice to the other not later than thirty (30) days prior to the end of the term or any renewal period thereof, of its intention not to renew the term of this Agreement, the Agreement shall be automatically renewed for a renewal term of two (2) years. The period of the Executive's employment hereunder is referred to herein as the "Employment Period."

1.3 Offices and Positions of Executive. Effective as of July 11, 2002, except as otherwise mutually agreed by the Company, the Bank and the Executive and subject to Section hereof, the Executive shall serve as Chief Financial Officer of the Company and of the Bank.

1.4 Duties and Responsibilities. During the Employment Period, the Executive shall report directly to the Chief Executive Officer of the Company and shall perform such duties and responsibilities as the Chief Executive Officer shall reasonably assign to the Executive from time to time and as are commensurate with his position with the Company. With respect to his position with the Bank, during the Employment Period, the Executive shall report directly to the Chief Executive Officer of the Bank and shall perform such duties and responsibilities as the Chief Executive Officer of the Bank shall reasonably assign to the Executive from time to time and as are commensurate with his position with the Company. During the Employment Period, Executive shall devote his full business time and attention to the performance of his duties hereunder. The Executive's office shall be located in, or within fifty miles, of the City of Decatur, Alabama, but the Executive understands and agrees that performance of his duties hereunder may involve extensive travel.

SECTION 2: COMPENSATION; REIMBURSEMENT; AND BENEFITS

2.1 Base Salary and Bonus. During the Employment Period, the Company shall pay to the Executive the annual base salary (the "Base Salary") at the rate of $127,500 per year, beginning July 11, 2002. The Base Salary shall be reviewed no less frequently than annually by the compensation committee of the Board of Directors of the Company; if the compensation committee modifies the Base Salary upon any such review then, for purposes of this Agreement, the term Base Salary shall thereafter mean such modified amount.

     In addition to the Base Salary, the Company may pay the Executive such bonus or bonuses, if any, as the Board of Directors of the Company may from time to time determine. The Executive shall be eligible to be considered for bonuses under the Executive Management Bonus Program of the Company, and the Company will develop specific criteria for the position of Chief Financial Officer under the terms of such Executive Management Bonus Program.

2.2 Payment of Base Salary and Bonus. The Company shall pay the Base Salary and bonuses, if any, due the Executive in accordance with the policy or policies of the Company as in effect from time to time for the payment of salary and bonuses to senior executive personnel.

2.3 Other Benefits. The Executive shall be entitled to participate on the same basis as other similarly situated employees of the Company and the Bank in all incentive and benefit programs or arrangements made available by the Company to such employees. If the Executive elects to participate in the Company's health and dental benefit program, the Company will pay [____] percent of Executive's premium payments due under such insurance benefit.

2.4 Automobile; Cellular Telephone. During the Employment Period, the Company will furnish the Executive with the use of an automobile, having a purchase price not exceeding $30,000, subject to the policies and procedures of the Company with respect to the personal use of such automobile. During the Employment Period, the Company will furnish the Executive with the use of a cellular telephone subject to the policies and procedures of the Company with respect to the personal use of such telephone.

2.5 Business Expenses. The Company shall reimburse the Executive for all reasonable expenses incurred by him in accordance with the standard policies and procedures of the Company in the course of rendering his services pursuant to this Agreement; provided, however, that the Executive shall promptly submit such reasonable documentation as may be requested by the Company to verify such expenditures.

2.6 Education Fees and/or Professional Dues. During the Employment Period, the Company will provide the Executive with an annual allowance of $2,000 to be applied toward continuing education fees and/or professional dues incurred by the Executive.

2.7 Vacation. The Executive shall be entitled to three (3) weeks of paid vacation per year. The vacation to which the Executive is entitled pursuant to this Section 2.7 shall be available under the same terms and conditions (including, without limitation, the ability of the Executive to accrue and carry over earned or unused vacation time from year to year) as are applicable to similarly situated executive personnel of the Company and the Bank. The Executive shall take into consideration the needs of the Company and the Bank in setting his vacation schedule.

SECTION 3: TERMINATION OF EMPLOYMENT

3.1 Termination of Employment Period. The Employment Period may be terminated in the following manner:

     (a) Termination on Death or Disability. The Employment Period shall automatically terminate upon the death or Disability of the Executive. The term "Disability" shall mean the Executive's physical or mental incapacity that renders him incapable of performing the essential functions of the duties required of him by this Agreement for one hundred eighty (180) or more consecutive days, even with reasonable accommodation. In the case of termination upon the Disability of the Executive, there shall be a determination by the Board of Directors of the Company, or by an officer to whom the Board of Directors of the Company has delegated the authority to make such determination, that such grounds for termination exist.

     (b) Termination upon Notice. The Employment Period may be terminated by the Executive at any time, upon thirty (30) days' written notice to the Company. The Employment Period may be terminated by the Company, by resolution of the Board of Directors of the Company or by decision of an officer to whom the Board of Directors of the Company has delegated authority to make such decision, for any other reason other than for "Cause" (as defined in Section 3.1(c) of this Agreement), upon thirty (30) days written notice to the Executive.

     (c) Termination for Cause. The Employment Period may be terminated by the Company, by resolution of the Board of Directors of the Company or by decision of the Chief Executive Officer or any other officer to whom the Board of Directors of the Company has delegated authority to make such decision, for "Cause" at any time during the Employment Period immediately upon written notice to the Executive, which notice shall state the facts constituting such "Cause." For the purpose of this Section , the term "Cause" shall mean (i) intentional misconduct or gross malfeasance, or an act or acts of gross negligence in the course of employment or any material breach of Executive's obligations contained herein, including, without limitation, acts competitive with or deliberately harmful to the business of the Company or the Bank;
          (ii) any intentional misstatement or omission to the directors or executive officers of the Company or the Bank with respect to any matter; (iii) the intentional failure of the Executive to follow the reasonable instructions and policies of the Company or the Bank; (iv) the Executive's conviction, admission or confession of any felony or an unlawful act involving active and willful fraud or moral turpitude; or (v) the violation by the Executive of applicable state and federal regulations, rules, or statutes. The Company shall have the power to temporarily suspend Executive with such pay, if any, as the Company may determine from duty if there is substantial evidence of probable Cause until Cause is either proved or disproved; if disproved, full reinstatement will immediately be effected.

     (d) Termination for Good Reason. The Employment Period may be terminated by the Executive for "Good Reason," as hereinafter defined, at any time during the Employment Period upon thirty (30) days' written notice to the Company, which notice shall state the facts constituting such "Good Reason." For the purpose of this Section 3.1(d), the term "Good Reason" shall mean (i) following a Change in Control (as hereinafter defined), a significant change, without the consent of the Executive, in the nature or scope of the Executive's authorities or duties from those described in Sections 1.3 and 1.4 or those generally commensurate with the position of Chief Financial Officer; (ii) following a Change in Control, the relocation by the Company of the Executive's office more than fifty miles outside of the City of Decatur, Alabama, or (iii) notification by the Company and the Bank pursuant to Section 1.2 hereof that the Company and the Bank elect not to renew the term of this Agreement. For the purpose of this Section 3.1(d), the term "Change in Control" means (A) the acquisition at any time by a "person" or "group" (as such terms are used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934 (the "Exchange Act")) who or which are the beneficial owners (as defined in Rule 13(d)-3 under the Exchange Act), directly or indirectly, of securities representing more than 35% of the combined voting power in the election of directors of the then outstanding securities of the Company or any successor of the Company, unless the acquisition of securities resulting in such ownership by such person or group had been approved by the Board of Directors of the Company; (B) the termination of service of directors, for any reason other than death, disability or retirement from the Board of Directors, during any period of two consecutive years or less, of individuals who at the beginning of such period constituted a majority of the Board of Directors, unless the election of or nomination for election of each new director during such period was approved by a vote of at least a majority of the directors still in office who were directors at the beginning of the period; (C) approval by the shareholders of the Company of any sale or disposition of substantially all of the assets or earning power of the Company; or (D) approval by the shareholders of the Company of any merger, consolidation, or statutory share exchange to which the Company is a party as a result of which the persons who were shareholders immediately prior to the effective date of the merger, consolidation or share exchange shall have beneficial ownership of less than 35 % of the combined voting power in the election of directors of the surviving corporation.

3.2  Consequences of Termination.

     (a) By the Company for Cause or By Executive other than for Good Reason. In the event Executive's employment is terminated (i) by the Company for Cause under Section hereof, (ii) by the Executive other than for Good Reason under Section 3.1(d) hereof, (iii) as a result of the Executive's death or Disability under Section hereof, or (iv) by the Company for any reason, with or without Cause, after the fifth anniversary of the commencement of the initial term of the Employment Period, the Company shall be under no further obligation to make any payments or provide any benefits to the Executive, except for Base Salary earned but unpaid at the time of such termination, expenses otherwise reimbursable herein incurred by, but not yet reimbursed to, the Executive at the time of such termination, any earned but unpaid incentive awards due to the Executive, and group health coverage that is required to be continued by applicable law.

     (b) By the Company other than for Cause or By Executive for Good Reason. In the event the Employment Period is terminated by the Executive for Good Reason under Section 3.1(d) hereof or by the Company for a reason other than Cause pursuant to Section 3.1(b) hereof, including without limitation termination of Executive's employment in connection with an election by the Company (without Cause) not to renew the term of this Employment Agreement pursuant to Section 1.2 hereof, prior to the fifth anniversary of the commencement of the initial term of the Employment Agreement, the Company shall pay to the Executive a lump-sum payment equal to one and one-half (1.5) times the Base Salary.

     (c) Obligation of the Company to make the payments under Section 3.2(b) of this Agreement. Compliance by the Executive with Section 4 of this Agreement is a condition precedent to the Company's obligation to make, or to continue to make, the payments referred to in Section 3.2 of this Agreement.

     (d) Payments made to the Executive net of Taxes. All payments made by the Company to the Executive pursuant to this Agreement shall be received by the Executive net of all applicable withholding and payroll taxes.

SECTION 4:  CONFIDENTIALITY  PROVISIONS;  PROHIBITION  OF  INSIDER  TRADING  AND
            TIPPING

4.1 Confidentiality. (a) The Executive hereby acknowledges that during the Employment Period he will have contacts with and develop and service the customers of the Company, the Bank and their affiliates and that in all of his activities, and through the nature of complying with his obligations pursuant to this Agreement, he will have access to and will acquire confidential and proprietary information, including, but not limited to, information relating to the business, assets, operations, customers, suppliers, contractual parties and other persons with whom the Company, the Bank and their affiliates do business. The Executive hereby acknowledges and confirms that such information constitutes the exclusive and unique property of the Company, the Bank or their affiliates, as the case may be, and that such information is proprietary and confidential in nature.

     (b) The Executive agrees that he shall not at any time during the term of Employment or thereafter disclose to other persons or entities (except as permitted in writing and as directed by the Chief Executive Officer or Board of Directors of the Company or only as to the extent required pursuant to a subpoena or order of a court of competent jurisdiction) any such information referred to in Section 4.1(a) of this Agreement.

4.2 Prohibition of Insider Trading and Tipping. The Executive acknowledges that during the Employment Period he may become aware of or be provided with material non-public information concerning the Company. The Executive acknowledges and agrees that the trading in, purchase or sale of any security of the Company while in possession of any material non-public information concerning the Company is prohibited as is the unauthorized communication of any such information to any person or entity. The
     Executive agrees to abide by these prohibitions and shall use all reasonable efforts to cause his affiliates to abide by these prohibitions.

4.3 Specific Performance. The Executive agrees that in the event of a breach or threatened breach of Section 4.1 or 4.2 of this Agreement, that the Company and the Bank are likely to suffer, and will suffer, immediate and irreparable injury for which there is no adequate remedy at law. Therefore, in addition to any other rights or remedies which the Company and the Bank may have under this Agreement, the Company and the Bank will be entitled to enforce the specific performance of this Agreement by the Executive and to obtain a preliminary injunction, without the requirement of posting a bond, enjoining the Executive from engaging in any activity in violation thereof.

SECTION 5: GENERAL PROVISIONS

5.1 Non-assignability. Neither this Agreement nor any of the rights, obligations or interest arising hereunder may be assigned by the Executive without the prior written consent of the Company and the Bank; provided, however, that nothing in this Section 5.1 shall preclude the Executive from designating, in writing, a beneficiary to receive any compensation payable to him or any other benefit receivable by him under this Agreement upon the death or incapacity of the Executive, nor shall it preclude the executors, administrators or any other legal representatives of the Executive or his estate from assigning any rights hereunder to the person or persons entitled thereto. Neither this Agreement nor any of the rights, obligations or interest arising hereunder may be assigned by the Company and the Bank without the prior written consent of the Executive to a person other than
     (1) an affiliate of the Company, or (2) any party with which the Company merges or consolidates, or to whomever the Company may sell all or substantially all of its assets; provided, however, that any such affiliate or successor shall expressly assume all of the Company's and the Bank's obligations and liabilities to the Executive under this Agreement.

5.2 Severability. This Agreement shall be deemed severable and any part hereof which may be held invalid by a court or other entity of competent jurisdiction shall be deemed automatically excluded from this Agreement and the remaining parts shall remain in full force and effect.

5.3 Merger. This Agreement contains the entire understanding of the parties hereto and constitutes the only agreement between the Company, the Bank and the Executive regarding the employment of the Executive by the Company and the Bank. This Agreement supersedes all prior agreements, either express or implied, between the parties hereto regarding the employment of the Executive by the Company and/or the Bank.

5.4 Amendment. None of the terms and conditions of this Agreement shall be amended or modified unless expressly consented to in writing and signed by each of the parties hereto.

5.5 Governing Law. This Agreement shall be governed by and construed under the laws of the State of Alabama without regard to provisions thereof governing conflicts of law.

5.6 Notices. All notices or other communications to be given by the parties among themselves pursuant to this Agreement shall be in writing, and all payments to be made hereunder shall be deemed to have been duly made if mailed by certified mail or hand delivered to either of the parties at their respective addresses as they appear on the records of the Company. Any of the parties hereto may change their respective addresses upon written notice to the other given in the manner provided in this Section.

5.7 Waiver. No waiver by any of the parties to this Agreement of any condition, term or provision of this Agreement shall be deemed to be a waiver of any preceding or subsequent breach of the same or any other condition, term or provision hereof.

5.8 Survival. Notwithstanding anything in this Agreement to the contrary, and notwithstanding any termination of the Employment Period, the provisions of this Agreement intended to govern the obligations of the parties hereto upon the termination of the Executive's employment with the Company for any reason, including, but not limited to Section 3 (inclusive of each of the subsections thereof) and Section 4, shall continue in full force and effect.

     IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as at the date and year first above written.


                                                   HERITAGE FINANCIAL HOLDING
                                                           CORPORATION


                                             -----------------------------------
                                                       Timothy A. Smalley
                                              Chairman of the Board of Directors


                                                           HERITAGE BANK

                                                           {-----------}
                                                    Its ____________________

                                                         Thomas E. Hemmings

Exhibit 11 - Statements Re: Computation of Per Share Earnings

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                    COMPUTATION OF EARNINGS PER COMMON SHARE



The following tabulation presents the calculation of basic and diluted earnings per common share for the three-month and nine-month periods ended September 30, 2002 and 2001.


                                                             Three Months                     Nine Months
                                                         Ended September 30,              Ended September 30,
                                                   -------------------------------  -------------------------------
                                                          2002            2001            2002            2001
                                                   ---------------   -------------  ---------------  --------------
Basic Earnings Per Share:
   Net income (loss).............................  $    (4,422,255)  $     500,454  $    (4,583,829) $    1,349,247
                                                   ===============   =============  ===============  ==============

   Earnings (loss) on common shares..............  $    (4,422,255)  $     500,454  $    (4,583,829) $    1,349,247
                                                   ===============   =============  ===============  ==============

   Weighted average common shares
     outstanding - basic.........................        8,816,300       8,487,131        8,682,310       8,481,713
                                                   ===============   =============  ===============  ==============

   Basic earnings (loss) per common share........  $         (0.50)  $       0.06   $         (0.53) $        0.16
                                                   ===============   =============  ===============  ==============

Diluted Earnings Per Share:
   Net income (loss).............................  $    (4,422,255)  $     500,454  $    (4,583,829) $    1,349,247
                                                   ===============   =============  ===============  ==============

   Weighted average common shares
     outstanding - diluted.......................       10,157,201      10,549,935       10,122,745      10,506,786
                                                   ===============   =============  ===============  ==============

   Diluted earnings (loss) per common share......  $         (0.44)  $       0.05   $         (0.45) $        0.13
                                                   ===============   =============  ===============  ==============

Exhibit 99.1



                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In  connection  with  Heritage  Financial  Holding   Corporation's   ("Company")
Quarterly Report on Form 10-Q for the period ended September 30, 2002 ("Report"), the undersigned certifies that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Date:   November 19, 2002       By: /s/ Harold B. Jeffreys
     ---------------------         ---------------------------------------------
                                   Harold B. Jeffreys
                                   Interim President and Chief Executive Officer

Exhibit 99.2



                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with Heritage Financial Holding Corporation's ("Company") Quarterly Report on Form 10-Q for the period ended September 30, 2002 ("Report"), the undersigned certifies that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Date:   November 19, 2002       By:   /s/ Thomas E. Hemmings
     ---------------------         ---------------------------------------------
                                   Thomas E. Hemmings
                                   Chief Financial Officer