Form 10-K
period 2002-12-31
HERITAGE FINANCIAL HOLDING
filed 2003-03-28
CIK 1126679

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K
                                 ---------------
(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        COMMISSION FILE NUMBER 000-31825

                     HERITAGE FINANCIAL HOLDING CORPORATION
               (Exact name of registrant specified in its charter)

           Delaware                                              63-1259533
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

          1323 Stratford Road                                       35601
            Decatur, Alabama                                     (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (256) 355-9500
        Securities registered pursuant to Section 12(b) of the Act: NONE
           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock -- Par Value $0.01 Per Share
                                (Title of Class)

     Indicate by a check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by a check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Common Stock, par value $0.01 per share -- $42,141,554.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 24, 2003. Common Stock, par value $0.01 per share -- 9,113,122 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions  of  the  annual  proxy   statement  for  the  annual  meeting  of
stockholders on May 20, 2003 incorporated by reference into Part III.

================================================================================

                     HERITAGE FINANCIAL HOLDING CORPORATION

                          2002 FORM 10-K ANNUAL REPORT

                                Table of Contents

PART I............................................................................................................1

   CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS.........................................................1
   RISK FACTORS...................................................................................................2
         ITEM 1.  BUSINESS........................................................................................3
         ITEM 2.  PROPERTIES.....................................................................................14
         ITEM 3.  LEGAL PROCEEDINGS..............................................................................14
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................14

PART II..........................................................................................................14

         ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......................14
         ITEM 6.  SELECTED FINANCIAL DATA........................................................................17
         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........18
         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................40
         ITEM 8.  FINANCIAL STATEMENTS...........................................................................40
         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........83

PART III.........................................................................................................83

         ITEM 10, 11, 12 AND 13.     DIRECTORS AND  EXECUTIVE  OFFICERS OF THE REGISTRANT;
                 EXECUTIVE COMPENSATION; SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS; AND CERTAIN RELATIONSHIPS
                 AND RELATED TRANSACTIONS........................................................................83
         ITEM 14. CONTROLS AND PROCEDURES........................................................................84
         ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...............................85
         EXHIBIT 11 - STATEMENTS RE: COMPUTATION OF PER SHARE EARNINGS..........................................102
         EXHIBIT 12 - STATEMENTS RE: COMPUTATION OF RATIOS......................................................103
         EXHIBIT 21 - SUBSIDIARIES OF THE REGISTRANT............................................................104
         EXHIBIT 24 - POWER OF ATTORNEY.........................................................................105
         EXHIBIT 99.1 - CERTIFICATION OF PRESIDENT AND CEO......................................................107
         EXHIBIT 99.2- CERTIFICATION OF CHIEF FINANCIAL OFFICER.................................................108

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

     Although we believe that the expectations reflected in our forward-looking statements are reasonable, these statements involve risks and uncertainties which are subject to change based on various important factors (some of which are beyond our control). The following factors, among others, could cause our financial performance to differ materially from our goals, plans, objectives, intentions, expectations, and other forward-looking statements: (1) the extent to which we are able to achieve and maintain certain capital ratios at the Company and the Bank, as well as the effects of the inability or failure to achieve such ratios; (2) the effects of certain operating restrictions on the Company and the Bank, including, without limitation, the ability to declare or pay dividends without prior regulatory approval; (3) the strength of the United States economy in general and the strength of the regional and local economics in which we conduct operations; (4) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (5) inflation, interest rate, market and monetary fluctuations; (6) our timely development of new products and services to a changing environment, including the features, pricing and quality compared to the products and services of our competitors; (7) the willingness of users to substitute competitors' products and services for our products and services; (8) the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies; (9) technological changes; (10) changes in consumer spending and savings habits;
(11) regulatory or judicial proceedings; and (12) the declaration of war and the commencement of hostilities in Iraq and elsewhere. We also direct your attention to the Risk Factors discussed immediately following this section under the heading "Risk Factors."

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

                                  RISK FACTORS

The Company and the Bank are Restricted from Certain Activities Including Payment of Dividends to Stockholders.

     During 2002, management of the Company identified significant operational and asset quality deficiencies at the Bank. These deficiencies resulted in material increases to the Bank's loan loss reserves, resulting in material reductions in the capital levels of the Company and the Bank. As a result, the Board of Directors and management of the Company and the Bank have identified specific corrective steps and actions to address capital deficiencies, improve asset quality, and enhance operational controls and procedures. The Bank, without the prior written approval of its regulators, may not declare or pay any cash dividends. In addition, the Bank has determined to hire and retain certain personnel who have been given specific written authority by the Board of Directors to implement sound lending, recordkeeping and accounting practices. The Bank also has taken steps to develop an educational program for board members and to create a written review of the Bank's staffing requirements. The Board of Directors of the Company intends to cause management of the Company and the Bank to take steps to attain and maintain a Tier 1 leverage ratio of 8 percent and to be "well-capitalized" as defined by the FDIC by March 31, 2003. Should the Tier 1 leverage ratio fail to meet the specified Tier 1 leverage ration of 8 percent or subsequently fall below such level, the Bank must notify the regulatory authorities and take steps to increase capital sufficient to meet the required ratios within 30 days.

     If the quality of the Company's assets does not improve, or if there is further deterioration in the Bank's loan portfolio, the Company and the Bank may be required to take additional remedial action that may further restrict the Company's and the Bank's operations in future periods.

The Company and the Bank Have Made Significant Changes to the Bank's Loan Loss Reserves as a Result of Reviews of the Bank's Loan Portfolio, and The Bank May Be Required to Further Increase the Allowance for Loan and Lease Losses.

     During the course of a targeted, limited scope review of the loan portfolio of the Company's wholly-owned subsidiary Heritage Bank, an Alabama state banking corporation (the "Bank"), and a concurrent safety and soundness audit and information systems examination conducted by regulatory authorities, management identified certain assets in the Bank's loan portfolio that management believed should be classified. Due to the erosion in asset quality identified by the review, the Company increased its allowance for loan losses by $2,000,000 during the quarterly period ended June 30, 2002. Additional review of the Bank's loan portfolio subsequently identified additional asset quality problems, which resulted in the Company increasing the allowance for loan losses net of charge offs and recoveries by a total of $20,916,364 for the year ending December 31, 2002. As of December 31, 2002, the allowance for loan losses on the Company's consolidated balance sheet totaled $26,990,594, compared to $6,074,230 at December 31, 2001.

     The fourth quarter provision for loan losses in the amount of $16,393,000 contributed to a quarterly loss of $9,829,000, and a loss for the year of $14,413,000. The Board of Directors and management of the Company and of the Bank engaged in discussions regarding the Bank's Tier 1 capital that ultimately led to the Company entering into a Loan Agreement with First Tennessee Bank National Association dated October 30, 2002, pursuant to which the Company was able to borrow up to $7.5 million (the "First Tennessee Loan"). Immediately following the execution of the Loan Agreement, the Company drew down $5 million of the First Tennessee Loan and contributed said loan proceeds to the capital of the Bank. Subsequently, on December 27, 2002, the Company drew down an additional $1.5 million of the First Tennessee Loan and contributed said loan proceeds to the capital of the Bank. Following the $5 million and $1.5 million contributions, the Bank's Tier 1 leverage ratio increased to approximately 5.99 percent as of the year ending December 31, 2002.

     Management has continued the credit review process, and this has resulted in additional classification of assets following September 30, 2002. Additional classification of assets may result in an additional increase in the Bank's allowance for loan losses, and such increases could have a material adverse effect on the Company's and the Bank's financial condition and results of operations.

     The Board of Directors of the Company intends to cause management of the Company and the Bank to take steps to attain and maintain a Tier 1 leverage ratio at the Bank of 8 percent by March 31, 2003. The Bank did not achieve a Tier 1 leverage ratio of 7.5 percent as of December 31, 2002, and management believes the Bank may not achieve a Tier 1 leverage ratio of 8 percent if the Bank is unable to acquire additional capital. Failure to achieve these capital ratios could subject the Bank and the Company to regulatory enforcement actions or proceedings.

The Company Has Had a Significant Change in Operating Strategy and Management Since March 12, 2002 and There Can Be No Assurance that the New Strategy or Management Will Result in Improved Financial Condition or Net Income.

     On March 12, 2002, Reginald D. Gilbert, President, Chief Executive Officer and Director of the Company and the Bank, ended his relationship with the Company and the Bank. Harold B. Jeffreys, a Director, has been serving as Interim President and Chief Executive Officer of the Company until such time as the Company hires a new President and Chief Executive Officer. In addition, on April 9, 2002, the Board of Directors accepted the resignations from the Board of Directors of three officers of the Bank who had been serving on the Board.

     Effective July 11, 2002, the Board of Directors hired Thomas E. Hemmings as Chief Financial Officer of the Company. Mr. Hemmings has been charged with taking steps to improve profitability for the Company and, more recently, helping the Company to address its internal controls and procedures.

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

     On October 25, 2002, the Board of Directors engaged Don Pruett as Executive Vice President and Chief Lending Officer for the Bank. The Board of Directors has given Mr. Pruett the authority and responsibility to implement sound lending practices, credit underwriting standards, loan documentation and administration practices. Mr. Pruett also has been given the overall responsibility for improving the quality of the Bank's loan portfolio and maintaining the Bank's asset quality in a manner that fully meets safe and sound banking practices requirements and is in compliance with applicable laws and regulations.

     On January 8, 2003, Heritage Bank employed Robert F. Harwell, Jr. and Michael Hockman as President and Senior Lender, respectively, of the North Alabama region. Mr. Harwell will have responsibility for both the Huntsville and Decatur markets. Since 1996, he has been employed with a regional bank holding company in Huntsville including the last eighteen months as President of their North Alabama Division. Mr. Hockman served with the same regional bank holding company prior to accepting his position with the Bank.

     The Company and the Bank have continued to add experienced personnel to assist in the review and oversight of important areas such as credit quality and loan review. Despite these changes in management and the Board of Directors' mandate to management to address the Bank's asset quality and lending procedures, and to improve the Company's financial results, there can be no assurance that the new management will be successful in improving the financial condition or increasing the net income of the Company.

ITEM 1. BUSINESS

GENERAL

     We are a Delaware-chartered bank holding company headquartered in Decatur, Alabama. We offer a broad range of banking and related products and services in ten locations in Northern Alabama through Heritage Bank, an Alabama banking corporation and our principal subsidiary. We had assets of approximately $593 million, loans of approximately $524 million, deposits of approximately $526 million and stockholders' equity of approximately $24 million at December 31, 2002. Our principal executive offices are located at 1323 Stratford Road, Decatur, Alabama 35601, and the telephone number is (256) 355-9500.

     The Company's business is conducted primarily through the Bank. Although we have no immediate plans to conduct any other business, the Company may engage directly or indirectly in a number of activities which the Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

SUBSIDIARY BANK

     At December 31, 2002, the Bank conducted business through 10 locations in Morgan, Madison, Marshall and Jefferson counties, Alabama. We offer a wide range of commercial and retail banking services, including savings and time deposit accounts, personal and commercial loans and personal and commercial checking accounts. We seek to provide superior service to our customers and to become a vital component of each of the communities which we serve.

RECENT DEVELOPMENTS

     As previously reported in the Form 10-Q filings of the Company for the quarterly periods ended June 30, 2002 and September 30, 2002, a targeted, limited scope review of the loan portfolio of the Bank by regulatory authorities identified certain assets of the Bank that the regulatory authorities believed should be classified. In connection with such review, the Company and the Bank took steps to charge off or establish additional loan loss reserves for specified assets and to adjust the Bank's levels of loan loss provisions.

     The Board of Directors of the Company and the Bank have imposed certain restriction on the operations of the Company and the Bank in order to address asset quality concerns, operational controls and procedures, and capital deficiencies. The Bank, without the prior written approval of its regulatory authorities, may not declare or pay any cash dividends. In addition, the Bank has undertaken to hire and retain qualified lending and operational personnel with the specific written authority by the Board of Directors to implement sound lending, recordkeeping and accounting practices. The Bank also has undertaken to develop an educational program for board members and to create a written review of the Bank's staffing requirements. Our management and staff are working toward meeting all of these requirements and implementing policies which will make the Company and the Bank stronger and more efficient.

     The Board of Directors of the Bank has determined to improve and increase the capital ratios of the Bank, which have declined as a result of the increase in the Bank's loan loss reserves. The Board of Directors of the Company intends to cause management of the Company and the Bank to take steps to attain and maintain a Tier 1 leverage ratio of 8 percent and to be "well-capitalized" as defined by the FDIC by March 31, 2003. Should the Tier 1 leverage ratio fail to meet or exceed the specified ratio of 8 percent or subsequently fall below such level, the Bank must notify the regulatory authorities and take steps to increase capital sufficient to meet the required ratios within 30 days. Management believes the Bank may fail to achieve a Tier 1 leverage ratio of 8 percent if the Bank is unable to acquire additional capital.

     The management of the Company and the Bank has aggressively addressed asset quality, loan and audit issues. The Bank has charged off the balance of any assets classified Loss and one-half of those assets classified Doubtful in any official report of examination by any of the regulatory authorities, and has gone further by conducting additional reviews of the Bank's loan portfolio to insure full knowledge of the Bank's asset quality issues. The Bank must reduce the balance of assets classified Substandard or Doubtful in accordance with a specific timetable, and may not extend additional credit to any borrower obligated to the Bank on any extension of credit that has been charged off by the Bank or classified Loss or Doubtful as long as such credit remains uncollected. In addition, the Bank is obligated to review its existing written loan policies and to adopt new internal loan review systems to address problems with the Bank's loan portfolio.

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

MARKET AREAS

     The Company conducts its banking activities in Morgan, Madison, Marshall and Jefferson counties in Alabama and in the surrounding vicinities. Within those areas, the Company has banking offices located in the cities of Decatur, Huntsville, Madison, Birmingham and Trussville, Alabama.

LENDING ACTIVITIES

     We offer a range of lending services, including real estate, consumer and commercial loans, primarily to individuals and businesses and other organizations that are located in or conduct a substantial portion of their business in our market areas. Our total loans at December 31, 2002 were $523.9 million, or 89.1% of total earning assets. The interest rates we charge on loans vary with the risk, maturity and amount of the loan and are subject to competitive pressures, money market rates, availability of funds and government regulations. We do not have any foreign loans.

LOAN PORTFOLIO

     Real Estate Loans - Loans secured by real estate are a significant component of our loan portfolio, constituting $371.7 million, or 71.0% of total loans at December 31, 2002. Our primary type of real estate loan is single-family first mortgage loans, construction loans and acquisition and development loans, typically structured with fixed or adjustable interest rates, based on market conditions. Fixed rate loans usually have terms of five years or less, with payments through the date of maturity generally based on a 15 to 30 year amortization schedule. Adjustable rate loans generally have a term of 5 to 30 years. We typically charge an origination fee on these mortgage loans.

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

     Commercial, Financial and Agricultural Loans - At December 31, 2002, we had general commercial, financial and agricultural loans of $132.2 million, comprising 25.2% of the total loan portfolio. Commercial loans consist primarily of operating loans made to manufacturers, wholesalers and retailers of goods, service companies and other industries. We concentrate on making loans to small and medium size companies. The primary repayment risk for commercial loans is the failure of the borrower due to economic or financial factors. Although we typically look to a commercial borrower's cash flow as the principal source of repayment, many commercial loans are secured by inventory, equipment, accounts receivable and other assets. These loans are typically made on terms up to five years at fixed or variable rates and are secured by accounts receivable, inventory or, in the case of equipment loans, the financed equipment. We attempt to reduce our credit risk on commercial loans by limiting the loan to value ratio to 65% on loans secured by accounts receivable or inventory and 75% on equipment loans. Agricultural loans are comprised of loans to finance agricultural production, loans to farmers and loans secured by farmland. We are able to manage the risks inherent in these types of loans due to our small number of agricultural loans.

     Consumer Loans - At December 31, 2002, loans to individuals for personal expenditures totaled $19.9 million, comprising some 3.8% of our loan portfolio. These consumer loans include loans to purchase automobiles, recreational vehicles, mobile homes, appliances and boats, and the Bank continues to hold a small amount of credit card loans. Consumer loans are underwritten based on the borrower's income, current debt, credit history and collateral. Terms generally range from four to five years on automobile loans and one to three years on other consumer loans.

CREDIT PROCEDURES AND REVIEW

     The regulatory authorities found significant weaknesses with our loan policy, including our loan approval process, credit analysis, loan review and other key lending support functions. As part of our response to these issues, we have revised the Bank's loan policy to address areas the regulatory authorities found to be inadequate, and have hired additional personnel to upgrade our compliance in these areas.

     Loan Approval - We attempt to minimize loan losses through various means and use generally recognized underwriting criteria. In particular, on larger credits, we generally rely on the cash flow of a debtor as the source of repayment and secondarily on the value of the underlying collateral. In addition, we attempt to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral. We have reduced the unsecured lending authority of our officers and have reduced the overdraft authority of our officers in order to address certain loan portfolio issues.

     We address repayment risks by adhering to internal credit policies and procedures that include officer and customer lending limits, a multi-layered loan approval process for larger loans, periodic documentation examination and follow-up procedures for any exceptions to credit policies. The point in our loan approval process at which a loan is approved depends on the size of the borrower's credit relationship with the Bank. We require approval by the Board of Directors of the Bank for new advances of credit to any borrowers with loans classified Substandard and prohibit the advance of additional credit to any borrower with loans classified Doubtful or Loss.

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

     The entire loan portfolio undergoes close scrutiny to maintain its quality and diversity and to assure proper documentation. This policy also requires that each loan have an agreed upon repayment schedule and gives individual lending officers the responsibility of obtaining, and analyzing current credit information. Maximum loan to value ratios and terms are established in the policy for the various types of loans. The criteria outlined in the Bank's loan policy follows guidelines provided by banking regulators. Through the Bank's credit policy and credit review procedures, management believes that it is able to identify areas of concern in the loan portfolio and to take corrective action when necessary.

DEPOSITS

     Core deposits are our principal source of funds, constituting approximately 71.4% of our total deposits as of December 31, 2002. Core deposits consist of demand deposits, interest-bearing transaction accounts, savings deposits and certificates of deposit (excluding certificates of deposits and other time deposits over $100,000). Transaction accounts include checking, money market and NOW accounts that provide the Bank with a source of fee income and cross-marketing opportunities, as well as a low-cost source of funds. Time and savings accounts also provide a relatively stable and low-cost source of funding. The largest source of funds for the Bank is certificates of deposit. Certificates of deposit in excess of $100,000 are held primarily by customers outside of our market areas.

     Deposit rates are reviewed weekly by senior management. We believe our rates are competitive with those offered by competing institutions in our market areas; however, we focus on customer service, not high rates, to attract and retain deposits.

COMPETITION

     The banking industry in Alabama is highly competitive, and our profitability depends principally on our ability to compete in our market areas. The area is dominated by a number of major banks and bank holding companies which have substantially greater resources, and numerous offices and affiliates operating over wide geographic areas. We encounter strong competition both in making loans and attracting deposits. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges. Customers also consider the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits, and may also consider the fact that other banks offer different services. Many of the large regional banks against which we compete have significantly greater lending limits and may offer additional products; however, we believe we have been able to compete effectively with other financial institutions, regardless of their size, by emphasizing customer service and by providing a wide array of services. In addition, most of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. See "Supervision and Regulation." Competition may further intensify if additional financial services companies enter markets in which we conduct business.

EMPLOYEES

     As of December 31, 2002, the Company employed approximately 133 individuals of which approximately 124 were full-time employees.

SUPERVISION AND REGULATION

     The Company, as a bank holding company under the Bank Holding Company Act of 1956, as amended ("BHCA"), is subject to the supervision, examination and reporting requirements of the Federal Reserve Board and the BHCA. The BHCA and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. The Company is required to file with the Federal Reserve periodic reports and such other information as the Federal Reserve may request. The Federal Reserve conducts examinations of the Company, and also may examine its subsidiaries. The State of Alabama does not regulate bank holding companies.

     In November 1999, Congress enacted the Gramm-Leach-Bliley Act ("GLBA"), which made substantial revisions to the statutory restrictions separating banking activities from certain other financial activities. Under the GLBA, bank holding companies that are "well-capitalized" and "well-managed" and whose subsidiary banks have satisfactory or better ratings under the Community Reinvestment Act of 1977, as amended (the "CRA"), and meet certain other conditions can elect to become "financial holding companies." Financial holding companies and their subsidiaries are permitted to acquire or engage in previously impermissible activities, such as insurance underwriting, travel agency activities, broad insurance agency activities, merchant banking, and other activities that the Federal Reserve determines to be financial in nature or complimentary to financial activities. In addition, under the merchant banking authority added by the GLBA and Federal Reserve regulations, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the terms of its investment, does not manage the company on a day-to-day basis, and the investee company does not cross-market with any of the financial holding company's controlled depository institutions. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve. While the Company has not elected to become a financial holding company, and may not do so at the present time, it may elect to do so in the future.

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

     The Bank is subject to regulation, supervision and examination by the Federal Reserve, the Federal Deposit Insurance Corporation ("FDIC") and the Alabama Banking Department. As a member of the FDIC, the Bank's deposits are insured to the maximum extent provided by law.

     Regulatory Restrictions on Dividends - The payment of dividends to the Company by the Bank is subject to certain restrictions imposed by state and federal banking laws, regulations and authorities. The Federal Reserve Board requires that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the bank holding company's expected future needs and financial condition. This policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength for its banking subsidiaries. The prior approval of the Federal Reserve is required if the total of all dividends declared by the state member bank in any calendar year will exceed the sum of such bank's net profits for the year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits any state member bank from paying dividends that would be greater than such bank's undivided profits after deducting statutory bad debt reserves in excess of such bank's allowance for loan losses. The Bank is currently prohibited from paying a cash dividend to the Company without seeking prior written approval from federal banking authorities.

     Under Alabama law, a bank may not pay a dividend in excess of 90% of its net earnings until the bank's surplus is equal to at least 20% of its capital. The Bank is also required by Alabama law to obtain the prior approval of the Superintendent of the State Banking Department of Alabama for its payment of dividends if the total of all dividends declared by the Bank in any calendar year will exceed the total of (1) the Bank's net earnings (as defined by statute) for that year, plus (2) its retained net earnings for the preceding two years, less any required transfers to surplus. No dividends may be paid from the Bank's surplus without the prior written approval of the Superintendent. The Bank is currently prohibited from paying dividends to the Company without the prior approval of the Superintendent of the State Banking Department.

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

     Source of Strength - Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength for its bank subsidiary and commit resources to its support. This support may be required by the Federal Reserve Board at times when, absent this policy, additional investments in a troubled bank may not otherwise be warranted. A bank holding company, in certain circumstances, could be required to guarantee the capital plan of an undercapitalized banking subsidiary. In addition, any capital loans by a bank holding company to any of its depository institution subsidiaries likely will be unsecured and subordinate in right of payment to deposits and to certain other indebtedness of the banks.

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

     The Federal Reserve adopted the Federal Financial Institutions Examination Council's ("FFIEC") updated rating system which assigns each financial institution a confidential composite "CAMELS" rating based on an evaluation and rating of six essential components of an institution's financial condition and operations including capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market risk. For most institutions, the FEIEC has indicated that market risk is rated based upon, but not limited to, an assessment of the sensitivity of the financial institution's earnings or the economic value of its capital to adverse changes in interest rates, foreign exchange rates, commodity prices, or equity prices; management's ability to identify, measure, monitor and control exposure to market risk; and the nature and complexity of interest rate risk exposure arising from nontrading positions.

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

     In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies and state member banks. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 1% - 2%, if the institution has less than the highest regulatory rating. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a tangible Tier 1 Capital Leverage Ratio (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, requires the federal banking agencies to take "prompt corrective action" regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." A bank's capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulations.

     All of the federal banking agencies have adopted regulations establishing relevant capital measures and relevant capital levels. The relevant capital measures are the Total Capital ratio, Tier 1 capital ratio, and the leverage ratio. Under the regulations, a state member bank will be (i) well capitalized if it has a Total Capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, a Tier 1 leverage ratio of 5% or greater and is not subject to any written agreement, order, capital directive or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure, (ii) adequately capitalized if it has a Total Capital ratio of 8% or greater, a Tier 1 capital ratio of 4% or greater, and a leverage ratio of 4% or greater (3% in certain circumstances), (iii) undercapitalized if it has a Total Capital ratio of less than 8%, a Tier 1 capital ratio of less than 4% (3% in certain circumstances), and a leverage ratio of less than 4%, (iv) significantly undercapitalized if it has a Total Capital ratio of less than 6%, a Tier 1 capital ratio of less than 3% and a leverage ratio of less than 3% or (v) critically undercapitalized if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

     As of December 31, 2002, the consolidated capital ratios of the Company and the Bank were as follows:


                                             Regulatory
                                               Minimum                 Company                       Bank
Tier 1 leverage ratio                         3.0-5.0%                  4.94%                        5.99%
Tier 1 Risk-based capital ratio                  4%                     6.09%                        7.68%
Total Risk-based capital ratio                   8%                     7.81%                        8.98%


     As of December 31, 2002, both the Company and the Bank were "adequately capitalized."

     Acquisitions by Bank Holding Companies - The BHCA requires every bank holding company to obtain prior approval of the Federal Reserve Board before it
(1) may acquire all or substantially all of the assets of any bank; (2) may acquire direct or indirect ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank; or (3) may merge or consolidate with any other bank holding company. In approving bank acquisitions by bank holding companies, the Federal Reserve Board is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served and various other factors.

     The BHCA further provides that the Federal Reserve Board may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the communities to be served. The Federal Reserve Board is required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned, including capital adequacy, and the convenience of the community to be served including the parties' performance under the Community Reinvestment Act.

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

     Branching - The BHCA, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") repealed prior statutory restrictions on interstate banking, such that a bank holding company may acquire a bank located in any other state, and any bank holding company located outside Alabama may lawfully acquire any Alabama-based bank regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements and other restrictions. In addition, the Interstate Banking Act generally provided that after June 1, 1997, national state-chartered banks may branch interstate through acquisition of banks in other states. The State of Alabama has laws relating specifically to acquisition of banks, bank holding companies and other types of financial institutions in each state, by financial institutions that are based in, and not based in, those states. Alabama law has set five years as the minimum age of banks which may be acquired.

     Restrictions on Transactions With Affiliates and Insiders - The Company is a legal entity separate and distinct from the Bank. Transactions between the Bank and its affiliates, including the Company, are subject to Sections

23A and 23B of the Federal Reserve Act. Section 23A defines "covered transactions," which include extensions of credit, and limits a bank's covered transactions with any affiliate to 10% of such bank's capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank's affiliates. Finally, Section 23A requires that all of a bank's extensions of credit to an affiliate be appropriately secured by acceptable collateral, generally United States government or agency securities. Section 23B of the Federal Reserve Act generally requires that certain transactions between a bank and its respective affiliates be on terms substantially the same, or at least as favorable to such bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons.

     The restrictions on loans to directors, executive officers, principal stockholders and their related interests (collectively referred to herein as "insiders") contained in the Federal Reserve Act and Regulation O apply to all insured institutions and their subsidiaries and bank holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution's total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions. State banking laws also have similar provisions.

     FDIC Insurance Assessments - Each financial institution is assigned to one of three capital groups - well capitalized, adequately capitalized or undercapitalized - and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state regulators and other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular bank will, therefore, depend in part upon the risk assessment classification so assigned to the bank by the FDIC.

     Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

     Community Reinvestment Act - The Company and the Bank are subject to the Community Reinvestment Act ("CRA"). The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires a bank's primary federal regulator, in connection with its examination of the institution, to assess the institution's record of assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. These regulatory assessments are utilized by the Federal Reserve when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") requires federal banking agencies to make public a rating of a bank's performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed by federal banking agencies in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or thrift or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. The Bank has received a satisfactory CRA rating from federal banking agencies.

     Current CRA Regulations rate banks based on their actual performance in meeting community credit needs. CRA performance is evaluated by the Federal Reserve, the Bank's primary federal regulator, using a lending test, or investment test, and a service test. The Federal Reserve also will consider: (i) demographic data about the community; (ii) the bank's capacity and constraints;
(iii) the bank's product offerings and business strategy; and (iv) data on the prior performance of the bank and similarly-situated lenders. As a result of the GLBA, CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank's primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under GLBA may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a "satisfactory" CRA rating in its latest CRA examination.

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

LEGISLATIVE AND REGULATORY CHANGES

     Various bills are routinely introduced in the United States Congress and the Alabama legislature with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. We cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect us.

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

STATISTICAL DISCLOSURE

Statistical and other information regarding the following items are set forth in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" in the pages indicated below. Page(s)


Loan Portfolio...............................................................................................20

Selected Loan Maturity and Interest Rate Sensitivity.........................................................21

Securities Portfolio.........................................................................................21

Securities Portfolio Maturity Schedule.......................................................................22

Maturities of Large Time Deposits............................................................................23

Maturities of Long-Term Debt.................................................................................24

Return on Equity and Assets..................................................................................25

Capital Adequacy Ratios......................................................................................25

Interest Rate Sensitivity Analysis...........................................................................27

Average Balances, Interest Income/Expense and Yields/Rates...................................................29

Rate/Volume Variance Analysis................................................................................30

Summary of Loan Loss Experience..............................................................................32

Allocation of Loan Loss Reserve..............................................................................33

Nonperforming Assets.........................................................................................34

Noninterest Income...........................................................................................34

Noninterest Expenses.........................................................................................35

Interest Rate Risk...........................................................................................36

ITEM 2. PROPERTIES

     Our headquarters are located at 1323 Stratford Road, Decatur, Morgan County, Alabama. We operate eight banking offices throughout Northern Alabama. We own two and lease six of these offices. Rental expense on the leased properties totaled approximately $635,667 in 2002.

ITEM 3. LEGAL PROCEEDINGS

     The Bank has received demand letters from two former directors, officers and employees of the Bank. The Bank terminated such officers in November 2002 for cause, as such term is defined by their respective employment contracts. One officer has claimed monetary compensation, stock options and attorneys' fees, while the second officer has claimed monetary compensation, as well as stock options and payment of country club dues for two years following the date of his termination. The Bank maintains that it terminated each of these officers for "cause" and that it is under no obligation to pay them any additional compensation. On March 14, 2003, one of these officers filed a lawsuit against the Bank in the Circuit Court for Morgan County, Alabama, alleging breach of contract and demanding certain payments and benefits allegedly due under his employment agreement. The Bank intends to vigorously defend this and any other action brought against the Bank by either of the officers, and does not believe that the final outcome will have a material impact on the Bank or the Company.

     While we may from time-to-time be a party to various legal proceedings arising from the ordinary course of business, we believe that there are currently no other proceedings threatened or pending against us at this time that will, individually or in the aggregate, materially or adversely affect our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

     The Company is not listed on any exchange and there is no organized trading market for the shares of its common stock. When shares are traded, they are traded in privately negotiated transactions. Therefore, no reliable information is available as to trades of the Company's common stock, or as to the prices at which such common stock has traded.

     Management has reviewed the limited information available to the Company as to the ranges at which shares of the Company's common stock has been sold. The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices of the Company's common stock.

                                               Fiscal 2002                       Fiscal 2001
                                        -----------------------           -----------------------
                                           High          Low                 High          Low
                                        ---------     ---------           ----------    ---------
         First Quarter                   $ 12.50      $   8.00             $  13.00     $  12.50
         Second Quarter                  $ 12.00      $  10.00             $  13.00     $  12.00
         Third Quarter                   $ 10.50      $   9.50             $  13.00     $  12.00
         Fourth Quarter                  $  9.50      $   9.50             $  12.50     $   8.00

     As of December 31, 2002, the Company had approximately 1,116 stockholders of record.

     Holders of our common stock are entitled to receive dividends when, as and if declared by our board of directors. We have never paid dividends on our common stock. We conduct our principal business through our subsidiaries, primarily the Bank. We derive cash available to pay dividends primarily, if not
entirely,   from
dividends paid by our subsidiaries. There are certain restrictions that limit the Bank's ability to pay dividends to us and on our ability to pay dividends. In addition, the Bank is currently prohibited from paying dividends to the Company without the prior approval of the Superintendent of the State Banking Department. Our ability to pay dividends to our stockholders will depend on our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors deemed relevant by our board of directors. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not at the present time anticipate paying any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table provides information as of December 31, 2002 regarding compensation plans (including individual compensation arrangements) under which common stock of the Company is authorized for issuance.


                                               EQUITY COMPENSATION PLAN INFORMATION

                                                                                             Number of securities
                                                                                            remaining available for
                                Number of Securities to be    Weighted-average exercise      future issuance under
                                  issued upon exercise of       price of outstanding       equity compensation plans
                                   outstanding options,         options, warrants and        (excluding securities
                                    warrants and rights                rights              reflected in column (a))
        Plan Category                       (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity Compensation
Plans Approved by
Security Holders                         3,239,016                      3.75                          --

Equity Compensation
Plans not Approved by
Security Holders                            --                           --                           --

Total                                    3,239,016                      3.75

See Note 13 to the Consolidated Financial Statements for information regarding the material features of the above plans. Each of the above plans provides that the number of shares with respect to which options may be granted, and the number of shares of Company Common Stock subject to an outstanding option, shall be proportionately adjusted in the event of a subdivision or consolidation of shares or the payment of a stock dividend on Company Common Stock, and the purchase price per share of outstanding options shall be proportionately revised.

                            MANAGEMENT'S STATEMENT ON
                     RESPONSIBILITY FOR FINANCIAL REPORTING
                     HERITAGE FINANCIAL HOLDING CORPORATION

     The management of Heritage Financial Holding Corporation is responsible for the content and integrity of the consolidated financial statements and all other financial information included in this annual report. Management believes that the financial statements have been prepared in conformity with generally accepted accounting principles applied on a consistent basis to reflect, in all material respects, the substance of events and transactions that should be included, and that the other financial information in the annual report is consistent with those financial statements. The financial statements necessarily include amounts that are based on management's best estimates and judgments.

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

     The consolidated financial statements of Heritage Financial Holding Corporation have been audited by Schauer, Taylor, Cox, Vise, Morgan, and Fowler, P.C., independent auditors, who were engaged to express an opinion as to the fairness of presentation of such financial statements.



/s/ Thomas E. Hemmings                               /s/ Harold B. Jeffreys
---------------------------                          ---------------------------
Thomas E. Hemmings                                   Harold B. Jeffreys
Chief Financial Officer                              Interim President and
                                                     Chief Executive Officer

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


                                                                        Years ended December 31,
                                                     ---------------------------------------------------------------
                                                         2002         2001         2000         1999         1998
                                                     -----------  -----------   ----------   -----------  ----------
                                                              (Dollars in thousands except per share data)
Earnings Summary:
    Interest income..................................$    41,939  $    44,253   $   35,660   $    17,248  $    9,383
    Interest expense.................................     21,742       28,594       22,018         9,874       5,399
    Net interest income..............................     20,197       15,659       13,642         7,374       3,984
    Provision for loan losses........................     29,469        3,602        3,389         1,808         828
    Net interest income (loss) after
      provision for loan losses......................     (9,272)      12,057       10,253         5,566       3,156
    Noninterest income...............................      2,275        1,556        1,039           642         397
    Noninterest expense..............................     15,303       10,023        8,113         4,952       2,937
    Income (loss) before income taxes................    (22,300)       3,590        3,179         1,256         616
    Income taxes.....................................     (7,887)       1,224          991           395         197
    Net income (loss)................................    (14,413)       2,366        2,188           861         419

Per Common Share Data:

    (Retroactively adjusted for effects of stock splits)

    Net income (loss) - basic........................$     (1.65) $      0.28   $     0.26   $      0.12  $     0.07
    Net income (loss) - diluted......................      (1.40)        0.23         0.22          0.11        0.07
    Cash dividends declared per common share.........       0.00         0.00         0.00          0.00        0.00

Selected Average Balances:
    Total assets.....................................$   617,255  $   559,921   $  401,615   $   213,101  $  114,834
    Total loans......................................    544,079      489,897      333,340       172,418      83,217
    Securities.......................................     39,961       26,662       23,183        19,405      15,786
    Earning assets...................................    605,723      546,517      389,795       204,643     109,675
    Deposits.........................................    544,598      496,283      348,819       180,072      94,796
    Stockholders' equity.............................     35,296       34,178       29,910        19,062      11,606
    Shares outstanding (thousands) (split adjusted)..      8,717        8,485        8,317         7,226       5,616

Selected Period-End Balances:
    Total assets.....................................$   592,942  $   568,291   $  471,458   $   297,952  $  167,378
    Total loans......................................    523,850      505,381      422,135       244,620     116,723
    Securities.......................................     36,762       25,894       26,846        19,969      21,723
    Earnings assets..................................    587,734      550,865      458,478       287,307     155,068
    Deposits.........................................    525,631      504,310      421,244       249,032     137,001
    Stockholders' equity.............................     23,703       36,124       33,499        21,920      19,009
    Shares outstanding (thousands) (split adjusted)..      8,821        8,515        8,476         7,581       7,192

Selected Ratios:
    Return on average equity.........................      (4.08)%       6.92%        7.32%         4.52%       3.61%
    Return on average assets.........................      (2.34)        0.42         0.54          0.40        0.36
    Net interest margin (taxable equivalent).........       3.35         2.88         3.52          3.63        3.65
    Allowance for loan losses to loans...............       5.15         1.20         1.20          1.24        1.20
    Net charge-offs to average loans.................       1.57         0.53         0.41          0.10        0.15
    Average equity to average assets.................       5.72         6.10         7.45          8.95       10.11

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following is a narrative discussion and analysis of significant changes in our results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and selected financial data included elsewhere in this Annual Report.

     Our  principal  subsidiary  is  Heritage  Bank,  a  financial   institution
organized and existing under the laws of Alabama and headquartered in Decatur, Alabama. The Bank operates ten offices throughout Northern Alabama. The Company also has another wholly-owned subsidiary, Heritage Financial Statutory Trust I ("Heritage Trust"), a Connecticut statutory trust. Heritage Trust is a consolidated special purpose entity formed solely to issue cumulative trust preferred securities.

     The Company was established in the year 2000 in order to facilitate a reorganization and merger of the Company and the Bank into a bank holding company structure. The reorganization was effective on August 31, 2000.

RECENT DEVELOPMENTS

     As previously reported in the Form 10-Q filings of the Company for the quarterly periods ended June 30, 2002 and September 30, 2002, a targeted, limited scope review of the loan portfolio of the Bank by regulatory authorities identified certain assets of the Bank that the regulatory authorities believed should be classified. In connection with such review, the Company and the Bank took steps to charge off or establish additional loan loss reserves for specified assets and to adjust the Bank's levels of loan loss provisions.

     The regulatory authorities charged with overseeing the Bank's operations have outlined certain corrective actions to be taken by the Bank to address concerns identified by the regulatory authorities. The Bank has agreed that it will not declare or pay any cash dividends without seeking the prior approval of the regulatory authorities. In addition, the Bank agreed to hire and retain certain personnel who would be given specific written authority by the Board of Directors to implement sound lending, recordkeeping and accounting practices. The Bank is developing an educational program for board members and has created a written review of the Bank's staffing requirements. Both the Board education program and the written review of staffing requirements are required to be submitted to the regulatory authorities for their review and comment.

     The Bank also agreed to meet certain capital ratios. By December 31, 2002, management of the Company and the Bank agreed to take steps to increase the Bank's Tier 1 leverage ratio to 7.5 percent and to be "well-capitalized" as defined by the FDIC. The Bank's Tier 1 leverage ratio must be no less than 8 percent by March 31, 2003, and the Bank must maintain a ratio of at least 8 percent until a reduction is approved by the regulatory authorities. The Bank did not achieve a Tier 1 leverage ratio of 7.5 percent as of December 31, 2002, and we believe the Bank may not achieve a Tier 1 leverage ratio of 8 percent if the Bank is unable to acquire additional capital. Should the Tier 1 leverage ratio fall below the minimum specified levels, the Bank must notify the regulatory authorities and take steps to increase capital sufficient to meet the required ratios within 30 days.

     Management of the Company and the Bank are focused on addressing asset quality, loan and audit issues. The Bank has charged off the balance of any assets classified Loss and one-half of those assets classified Doubtful in any official report of examination by any of the regulatory authorities. The Bank has also reduced the balance of assets classified Substandard or Doubtful, and has refused to extend additional credit to any borrower obligated to the Bank on any extension of credit that has been charged off by the Bank or classified Loss or Doubtful as long as such credit remains uncollected. In addition, the Bank has commenced a review of its existing written loan policies and has adopted new internal loan review systems to address problems with the Bank's loan portfolio.

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

Allowance for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collection of principal is unlikely. Subsequent recoveries are added to the allowance. Management's evaluation of the adequacy of the allowance for loan losses is based on a formal analysis which assesses the risk within the loan portfolio. This analysis includes consideration of historical performance, current economic conditions, level of nonperforming loans, loan concentrations, and review of certain individual loans. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions and the results of management's ongoing review of the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the bank's allowances for loan losses. Such agencies may require the bank to recognize additions to the allowance for loan losses based on their judgments.

SUMMARY

     Our net loss for 2002 was ($14,413,000), a 709.2% decrease from 2001 which was $2,366,000. Net income for the year 2001 represented a 8.2% increase from 2000 net income of $2,188,000. Our basic earnings (loss) per common share for 2002, 2001 and 2000 were $(1.65), $0.28 and $0.26, respectively. Pretax loss for 2002 decreased $25,890,000 or 721.2% from 2001 and pretax income for 2001 increased $411,000 or 12.9% from 2000.

     The decrease in net income for 2002 is primarily attributable to an increase in provision for loan losses, and retirement costs associated with the retirement of the Company's former CEO.

EARNING ASSETS

     Our total assets were $592,942,000 at December 31, 2002, an increase of $24,651,000, or 4.3% from $568,291,000 as of December 31, 2001. The increase in total assets primarily related to an increase in securities available for sale of $10,868,000 and other assets, primarily deferred tax assets, of $9,169,000. The increase in total assets was funded primarily by an increase in deposits.

     Our average earning assets were approximately $605,723,000 in 2002, representing an increase of $59,206,000 or 10.8% over 2001 Average earning assets in the year 2001 were approximately $546,517,000, representing an increase of $156,722,000 or 40.2% over the 2000 amount of $389,795,000.

     Management considers many criteria in managing assets, including creditworthiness, diversification and structural characteristics, maturity and interest rate sensitivity. The following table sets forth the Bank's interest-earning assets by category at December 31, in each of the last three years.

                                                                                Years Ended December 31,
                                                                     ----------------------------------------------
                                                                         2002             2001            2000
                                                                     -------------   -------------   --------------
                                                                                     (In thousands)
Interest-bearing deposits with banks.............................    $          98   $         326   $          817
Securities.......................................................           36,762          25,894           26,846
Federal funds sold...............................................           14,681           6,716            8,680
Mortgage loans held-for-sale.....................................           12,343          12,548               --
Loans:
   Real estate...................................................          371,714         344,749          296,025
   Commercial and other..........................................          152,136         160,632          126,110
                                                                     -------------   -------------   --------------
     Total loans.................................................          523,850         505,381          422,135
                                                                     -------------   -------------   --------------
Interest-earning assets .........................................    $     587,734   $     550,865   $      458,478
                                                                     =============   =============   ==============

LOAN PORTFOLIO

     Loans are the largest category of interest-earning assets and typically provide higher yields than other types of interest-earning assets. Loans involve inherent risk and liquidity risks which management attempts to control and mitigate. Our average loans increased $54,182,000 or 11.1% from year-end 2002 to 2001. The increase in loans was a result of strong loan demand. Loan growth for 2002 was funded primarily through deposits. The most significant loan increase came from real estate mortgage loans which increased approximately $36,832,000 or 13.4% over the 2001 year-end amount.

     Our average loans increased $156,557,000 or 47.0% from year-end 2000 to 2001. The increase in loans was a result of continued loan demand. Loan growth for the year 2001 was funded primarily through deposits. The most significant loan increase came from commercial, financial and agricultural loans which increased by $32,951,000 or 31.3% over 2000.

     The Loan Portfolio table presents the classifications of loans by major category at December 31, 2002, and for each of the preceding four years.

                                                                      Loan Portfolio

                                                                  December 31,
                              -------------------------------------------------------------------------------------------------
                                    2002                2001                2000                1999               1998
                              ------------------  ------------------  ------------------  ------------------  -----------------
                                        Percent             Percent             Percent             Percent             Percent
                               Amount   of Total   Amount   of Total   Amount   of Total   Amount   of Total   Amount   of Total
                              --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
                                                             (Dollars in Thousands)
Commercial,
  financial and
  agricultural............... $132,237     25.24% $138,344     26.71% $105,393     24.97%  $66,144     27.04%  $45,105     38.64%

Real estate -  construction..   60,206     11.49    70,073     13.53    90,603     21.46    49,432     20.21    12,583     10.78
Real estate - mortgage.......  311,508     59.47   274,676     55.46   205,422     48.66   112,643     46.05    45,320     38.83
Consumer.....................   19,899      3.80    22,288      4.30    20,717      4.91    16,410      6.70    13,658     11.70
Other........................       --      0.00        --      0.00        --      0.00        --      0.00        57      0.05
                              --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
..............................  523,850    100.00%  505,381    100.00%  422,135    100.00%  244,629    100.00%  116,723    100.00%
                                        ========            ========            ========            ========            ========
Allowance for loan losses....  (26,991)             (6,074)             (5,065)             (3,036)             (1,402)
Unearned income..............       --                  --                  --                  (9)                 --
                              --------            --------            --------            --------            --------

Net loans.................... $496,859            $499,307            $417,070            $241,584            $115,321
                              ========            ========            ========            ========            ========

     The following table sets forth maturities of selected categories of the loan portfolio and the related sensitivity to interest rate changes.


                                          SELECTED LOAN MATURITY AND INTEREST RATE SENSITIVITY

                                                                                        Rate Structure for Loans
                                                Maturity                                 Maturing Over One Year
                             ------------------------------------------------------   -----------------------------
                                             Over One
                                  One          Year          Over                     Predetermined    Floating or
                                Year or       Through        Five                        Interest       Adjustable
                                 Less       Five Years       Years        Total            Rate            Rate
                             -----------   -----------    -----------   -----------   -------------    ------------
                                                            (Amounts in thousands)

Commercial, financial
   and agricultural........  $    71,571   $    51,850    $     8,816   $   132,237   $      45,839    $     14,827
Real estate - construction.       45,032        12,735          2,439        60,206           6,009           9,165
                             -----------   -----------    -----------   -----------   -------------    ------------

     Total.................  $   116,603   $    64,585    $    11,255   $   192,443   $      51,848    $     23,992
                             ===========   ===========    ===========   ===========   =============    ============

SECURITIES PORTFOLIO

     Our securities portfolio increased by $10,868,000 or 42.0% from the year 2001 to 2002. The balance in the securities portfolio increased as a result of deposit growth in 2002. Our securities portfolio decreased by $952,000 or 3.6% from 2000 to 2001 as a result of strong loan demand in 2001.

     We maintain an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Bank maintains one classification of securities: "Available-for-Sale." The classification of securities as Available-for-Sale is consistent with our investment philosophy of maintaining flexibility to manage the portfolio. The Available-for-Sale securities are carried at fair market value and represent all of our securities at year-end 2002 and 2001. At year-ends 2002 and 2001, unrealized losses in the Available-for-Sale portfolio amounted to $94,509 and $94,581, respectively.

     At year-ends 2002 and 2001, obligations of the United States Government or its agencies and obligations of states and political subdivisions represented approximately 63.1% and 73.0%, respectively, of our securities portfolio.

     The following table presents the carrying amounts of our securities portfolio at December 31, in each of the last three years.

                                                Securities Portfolio

                                                                                      December 31,
                                                                     ----------------------------------------------
                                                                         2002             2001            2000
                                                                     -------------   -------------   --------------
                                                                                     (In thousands)

Available-for-Sale
   U.S. government and agencies.................................     $          --   $      15,697   $       18,450
   Mortgage-backed securities...................................            23,208             617            1,020
   Asset-backed securities......................................                --           4,474            1,986
   State and municipal..........................................             1,330           2,590            2,300
   Corporate debt securities....................................            10,588           1,190            1,244
   Equity securities............................................             1,636           1,326            1,846
                                                                     -------------   -------------   --------------

     Total......................................................     $      36,762   $      25,894   $       26,846
                                                                     =============   =============   ==============

     The maturities and weighted average yields of the investments in the 2002 portfolio of securities are presented below.

                      SECURITY PORTFOLIO MATURITY SCHEDULE

                                                                       Maturing
                                    --------------------------------------------------------------------------------------
                                           Within            After One But         After Five But            After
                                          One Year         Within Five Years      Within Ten Years         Ten Years
                                    --------------------  --------------------  --------------------  --------------------
                                     Amount      Yield     Amount       Yield    Amount      Yield     Amount       Yield
                                    --------    --------  --------    --------  --------    --------  ---------    -------
                                                                (Amounts in thousands)
Securities Available-for-Sale
   (amortized cost)
   Mortgage-backed securities....   $     32          --  $  2,517        3.63% $  9,371        4.35%    10,912       4.38%
   State and municipal (1).......         --          --        --          --        --          --      1,294       5.27
   Corporate debt securities.....         --          --     2,433        3.99        --          --      8,472       6.86
   Equity securities.............         --          --        --          --        --          --      1,636       7.74
                                    --------              --------              --------              ---------

                                    $     32          --  $  4,950        3.81  $  9,371        4.35  $  22,314       5.62
                                    ========              ========              ========              =========

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

     We did not hold any securities of which the aggregate value on December 31, 2002, 2001 and 2000 exceeded ten percent of stockholders' equity at that date. (Securities which are payable from and secured by the same source of revenue or taxing authority are considered to be securities of a single issuer. Securities of the U.S. Government and U.S. Government agencies and corporations are not included.)

DEPOSITS AND BORROWED FUNDS

     Our average deposits rose $48,315,000 or 9.7% from the year 2001 to 2002. Total deposits increased $21,321,000 or 4.2% from 2001 to 2002. The largest area of growth in 2002 was in interest bearing demand accounts, which increased $7,417,000 or 13.8%. From 2001 to 2002, other time deposits of more than $100,000 increased $4,990,000 or 3.5%. Savings deposits increased $3,582,000 or 7.4%, and time deposits of less than $100,000 increased $4,616,000 or 1.9%. From year-end 2001 to year-end 2002, total non-interest bearing deposits increased $716,000 or 3.4%. Deposit growth has been generated primarily outside of our local markets.

     Our average deposits rose $147,464,000 or 42.3% from 2000 to 2001. Total deposits increased $83,066,000 or 19.7% from 2000 to 2001. The largest area of growth in 2001 was in other time deposits of less than $100,000, which increased $33,227,000 or 16.1%. From 2000 to 2001, other time deposits of more than $100,000 increased $7,126,000 or 5.3%, savings deposits increased $13,501,000 or 38.9%, and interest bearing demand accounts increased $19,570,000 or 57.2%. From year-end 2000 to year-end 2001, total non-interest bearing deposits increased $9,642,000 or 82.7%. Deposit growth has been generated primarily in our local markets.

     The following table sets forth our deposit structure at December 31, of each of the last three years.

                                                                                      December 31,
                                                                     ----------------------------------------------
                                                                         2002             2001            2000
                                                                     -------------   -------------   --------------
                                                                                     (In thousands)
Noninterest-bearing deposits:
   Individuals, partnerships and corporations....................    $      22,012   $      21,296   $       11,374
   U.S. Government and states and political subdivisions.........               --              --               --
   Certified and official checks.................................               --              --              280
                                                                     -------------   -------------   --------------
     Total noninterest-bearing deposits..........................           22,012          21,296           11,654
                                                                     -------------   -------------   --------------

Interest-bearing deposits:
   Interest-bearing demand accounts..............................           61,193          53,776           34,206
   Saving accounts...............................................           51,769          48,187           34,686
   Certificates of deposit, less than $100,000...................          244,447         239,831          206,604
   Certificates of deposit, more than $100,000...................          146,210         141,220          134,094
                                                                     -------------   -------------   --------------
     Total interest-bearing deposits.............................          503,619         483,014          409,590
                                                                     -------------   -------------   --------------

     Total deposits..............................................    $     525,631         504,310   $      421,244
                                                                     =============   =============   ==============

     The following table presents a breakdown by category of the average amount of deposits and the average rate paid on deposits for the periods indicated:



                                                                  Years Ended December 31,
                                           ------------------------------------------------------------------------
                                                     2002                    2001                     2000
                                           ---------------------   ----------------------   -----------------------
                                             Amount       Rate        Amount       Rate        Amount       Rate
                                           ----------  ---------   ----------   ---------   -----------   ---------
                                                                   (Dollars in thousands)

Noninterest-bearing deposits.............  $   21,832        .00%  $   16,975        0.00%  $     13,116       0.00%
Interest-bearing demand deposits.........      50,622       1.61       39,299        3.10         28,895       3.74
Savings deposits.........................      64,773       1.92       43,079        3.17         28,664       5.16
Time deposits............................     407,370       4.33      396,930        6.09        278,144       6.58
                                           ----------  ---------   ----------   ---------   ------------  ---------

   Total deposits........................  $  544,597       3.62%  $  496,283        5.39%  $    348,819       5.98%
                                           ==========              ==========               ============


     At December 31, 2002, time deposits greater than $100,000 aggregated approximately $146,209,000. The following table indicates, as of December 31, 2002, the dollar amount of $100,000 or more by the time remaining until maturity (in thousands):

                        MATURITIES OF LARGE TIME DEPOSITS

                                 (In thousands)

         Three months or less...........................................................     $      19,951
         Over three through six months..................................................            35,112
         Over six through twelve months.................................................            45,821
         Over twelve months.............................................................            45,325
                                                                                             -------------

           Total........................................................................     $     146,209
                                                                                             =============

     Borrowed funds of $39,650,000 as of December 31, 2002, consist of long-term Federal Home Loan Bank advances, an advance from a pooled trust preferred private placement for subordinated debentures and a short-term borrowing from a commercial bank. We had $13,500,000 in available lines to purchase Federal Funds, on an unsecured basis, from commercial banks. At December 31, 2002, 2001 and 2000, we had no funds advanced against these lines. We are also approved to borrow up to $65,223,000 under various short-term and long-term programs offered by the Federal Home Loan Bank of Atlanta. These borrowings are secured under a blanket lien agreement on certain qualifying mortgage instruments in loan and investment security portfolios. The unused portion of these available funds amounted to $42,223,000 at year-end 2002 and $46,000,000 at year-end 2001.

     The following table sets forth the expected debt service for the next five years based on interest rates and repayment provisions as of December 31, 2002.


                          MATURITIES OF LONG-TERM DEBT

                                 (In thousands)

                                                          2003        2004         2005       2006        2007
                                                       ---------   ---------    ---------  ---------   ---------
   Interest on indebtedness.........................   $   1,986   $   1,986    $   1,986  $   1,986   $   1,986
   Repayment of principal...........................          --          --           --         --          --
                                                       ---------   ---------    ---------  ---------   ---------

                                                       $   1,986   $   1,986    $   1,986  $   1,986   $   1,986
                                                       =========   =========    =========  =========   =========

CAPITAL RESOURCES

     Stockholders' equity decreased $12,421,000 or 34.4% to $23,703,000 as of December 31, 2002. The decrease in stockholders' equity was primarily attributable to the net loss for the year. Stockholders' equity increased $2,625,000 or 7.8% to $36,124,000 as of December 31, 2001. Stockholders' equity increased $11,579,000 or 52.8% to $33,499,000 as of December 31, 2000. The
increases in stockholders' equity in 2001 and 2000 were attributable to net income and the issuance of stock through exempt offerings, employee stock purchase plan purchases and the exercise of stock options.

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

     Under the terms of the indenture, we may elect to defer payments of interest for up to ten semiannual payment periods. For the duration of such deferral period, we are restricted from paying dividends to shareholders or paying debt that is junior to the debentures.

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

     The table below summarizes these and other key ratios for us for each of the last three years.

                                                  RETURN ON EQUITY AND ASSETS

                                                                           2002           2001          2000
                                                                        -----------   -----------   -----------
Return on average assets...........................................           (2.34)%        0.42%         0.54%
Return on average common equity....................................           (4.08)         6.92          7.32
Dividend payout ratio..............................................            0.00          0.00          0.00
Average common shareholders' equity to average
   assets ratio....................................................            5.72          6.10          7.45

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

     The capital guidelines classify capital into two tiers, referred to as Tier 1 and Tier 2. Under risk-based capital requirements, Total Capital consists of Tier 1 capital which is generally common stockholders' equity less goodwill and Tier 2 capital which is primarily a portion of the allowance for loan losses and certain qualifying debt instruments. In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending primarily on the regulatory assigned levels of credit risk associated with such assets. Off-balance sheet items are considered in the calculation of risk-adjusted assets through conversion factors established by the regulators. The framework for calculating risk-based capital requires banks and bank holding companies to meet the regulatory minimums of 4% Tier 1 and 8% total risk-based capital. In 1990 regulators added a leverage computation to the capital requirements, comparing Tier 1 capital to total average assets less goodwill.

     The table below illustrates our regulatory capital ratios under federal guidelines at December 31, 2002, 2001 and 2000:

                                                    CAPITAL ADEQUACY RATIOS

                                                             Statutory             Years ended December 31,
                                                                           ----------------------------------------
                                                              Minimum          2002          2001          2000
                                                            ------------   -----------   -----------    -----------
                                                                                    (Amounts in thousands)
Tier 1 Capital                                                             $    30,749   $    46,180    $    33,658
Tier 2 Capital                                                                   8,687         6,074          5,065
                                                                           -----------   -----------    -----------
Total Qualifying Capital                                                   $    39,436   $    52,254    $    38,723
                                                                           ===========   ===========    ===========
Risk Adjusted Total Assets (including
   off-balance-sheet exposures)                                            $   505,129   $   488,824    $   413,536
                                                                           ===========   ===========    ===========

Adjusted quarterly average assets                                          $   650,604   $   587,901    $   463,464
                                                                           ===========   ===========    ===========
Tier 1 Capital Ratio                                             4.00%            6.09%         9.45%          8.14%
Total Capital Ratio                                              8.00             7.81         10.69           9.36
Leverage Ratio                                                   4.00             4.94          7.86           7.26

     On December 31, 2001 and 2000, the Company and the Bank each exceeded the regulatory minimums and together qualified as a well capitalized institution under the regulations. On December 31, 2002, the Bank qualified as an adequately capitalized institution under the regulations.

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

     The liability portion of the balance sheet provides liquidity through various interest-bearing and noninterest-bearing deposit accounts. At December 31, 2002, we had $13,500,000 of federal funds available, $850,000 available under the short-term borrowing and a line of credit of approximately $65,223,000 from The Federal Home Loan Bank of which approximately $42,223,000 was available and unused. At December 31, 2001, we had $13,500,000 of federal funds available and a line of credit of approximately $59,000,000 from The Federal Home Loan Bank of which approximately $46,000,000 was available and unused. At December 31, 2000, we had $10,000,000 of federal funds available and a line-of-credit of approximately $47,000,000 from the Federal Home Loan Bank of which approximately $35,000,000 was available and unused.

INTEREST RATE SENSITIVITY MANAGEMENT

     Interest rate sensitivity is a function of the repricing characteristics of our portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest-bearing assets and liabilities are subject to change in interest rates either at replacement or maturity during the life of the instruments. Sensitivity is measured as the difference between the volume of assets and liabilities in our current portfolio that is subject to repricing in future time periods. The differences are known as interest sensitivity gaps and are usually calculated separately for segments of time ranging from zero to thirty days, thirty-one to ninety days, ninety-one days to one year, one to five years, over five years and on a cumulative basis.

     The following table shows interest sensitivity gaps for different intervals as of December 31, 2002.

                       INTEREST RATE SENSITIVITY ANALYSIS
                             (Amounts in thousands)

                                         0-30         31-90        91-365         1-5        Over 5
                                         Days         Days          Days         Years        Years        Total
                                      -----------  -----------  -----------  -----------  -----------   -----------
 Interest-earning assets (1)
   Loans............................  $    53,911  $    39,059  $    88,489  $   256,350  $    70,247   $   508,056
   Mortgage loans held-for-sale.....       12,343           --           --           --           --        12,343
   Securities available-for-sale....           32           --           --        4,516       32,214        36,762
   Time deposits in other banks.....           98           --           --           --           --            98
   Federal funds sold...............       14,681           --           --           --           --        14,681
                                      -----------  -----------  -----------  -----------  -----------   -----------
                                           81,065       39,059       88,489      260,866      102,461       571,940
 Interest-bearing liabilities (2)
   Demand deposits (3)..............       20,398       20,398       20,397           --           --        61,193
   Savings deposits (3).............       17,256       17,256       17,257           --           --        51,769
   Time deposits....................       16,417       34,183      217,137      122,920           --       390,657
   Other debt.......................           --           --        6,650           --       33,000        39,650
                                      -----------  -----------  -----------  -----------  -----------   -----------
                                           54,071       71,837      261,441      122,920       33,000       543,269
                                      -----------  -----------  -----------  -----------  -----------   -----------
   Interest sensitivity gap.........  $    26,994  $   (32,778) $  (172,952) $   137,946  $    69,461   $    28,671
                                      ===========  ============ ============ ===========  ===========   ===========

 Cumulative interest
   sensitivity gap..................  $    26,994  $    (5,784) $  (178,736) $  (40,790)  $    28,671
                                      ===========  ============ ============ ===========  ==========

 Ratio of interest-earning assets to
   interest-bearing liabilities.....         1.50          .55          .34          2.13         3.11

 Cumulative ratio...................         1.50          .96          .54           .92         1.06

 Ratio of cumulative gap to total
   interest-earning assets..........          .05         (.01)        (.30)         (.07)         .05


(1)  Excludes nonaccrual loans and securities

(2) Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.

(3) Demand and savings deposits are assumed to be subject to movement into other deposit instruments in equal amounts during the 0-30 day period, the 31-90 day period, and the 91-365 day period.

     The above table indicates that in a rising interest rate environment our earnings may be negatively affected in the short-term because 21.0% of earning assets reprice within 90 days and only 23.2% of interest-bearing liabilities reprice during the same period. As seen in the preceding table, for the first 90 days of repricing opportunity there is an excess of interest-bearing liabilities over earning assets of approximately $5.8 million. For the first 365 days, interest-bearing liabilities exceed earning assets by $178.7 million. During this one-year time frame, 71.3% of all interest-bearing liabilities will reprice compared to 36.5% of all interest-earning assets. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. Due to management's continued emphasis on profitability, many of the higher-yielding assets presented in the table above have call or prepayment features, which may result in such assets having a shorter effective life. This in turn may reduce the interest rate sensitivity gap presented above. It should be noted, therefore, that a matched interest-sensitive position by itself would not ensure maximum net interest income.

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

     Our net interest income increased $4,538,000 or 29.0% to $20,197,000 from 2001 to 2002. This increase in net interest income is due primarily to a decrease in interest paid on deposits. Our net interest income increased $2,017,000 or 14.8% to $15,659,000 from 2000 to 2001. The increase in the net interest income for this period is primarily due to a consistent and significant increase in total loans. Interest income was $41,939,000 in 2002, which represented a decrease of $2,314,000 or 5.2% over 2001. Interest income was $44,253,000 in 2001, which represented an increase of $8,593,000 or 24.1% over 2000. Interest and fee income produced by the loan portfolio increased $9,800,000 or 30.8% in 2001 from 2000. Interest and fee income produced by the loan portfolio decreased $1,712,000 or 4.1% in 2002 from 2001. Interest income on securities increased $151,000 or 9.6% in 2002 from 2001. This change is primarily due to an increase in the size of the investment portfolio. Interest income on securities decreased $81,000 or 4.7% from 2000 to 2001. The decrease in interest income on securities from 2000 to 2001 was primarily the result of the significant decrease in bond yields during the year 2001. Interest income other than loans and securities decreased $754,000 or 69.8% from 2001 to 2002 and decreased by $1,125,000 or 51.0% in 2000 from 2001.

     Total interest expense decreased by $6,853,000 or 24.0% in 2002 from 2001. This reduction is primarily due to a decline in the rates paid on deposits. Interest expense on deposits decreased $7,035,000 or 26.3% in 2002 from 2001. Total interest expense increased by $6,576,000 or 29.9% in 2001 from 2000. The interest expense increase from 2000 to 2001 is primarily due to the increase in interest-bearing deposit accounts. Interest expense on deposit accounts increased $5,886,000 or 28.2% from 2000 to 2001.

     The trend in net interest income is commonly evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin or the net yield on earning assets is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield on average earning assets and the average rate paid for all funds used to support those earning assets. Our net interest margin increased 47 basis points in 2002 from 2.88% at year-end 2001 to 3.35% at year-end 2002. The net interest margin decreased 64 basis points in 2001 from 3.52% at year-end 2000 to 2.88% at year-end 2001. The yield on earning assets decreased 117 basis points to 6.94% in 2002 from 8.11% in 2001 and decreased 106 basis points to 8.11% in 2001 from 9.17% in 2000. The net cost of funds, defined as interest expense divided by average earning assets, decreased 164 basis points to 3.59% at year-end 2002 from 5.23% at year-end 2001 and decreased 42 basis points to 5.23% at year-end 2001 from 5.65% in 2000.

     The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of noninterest bearing funds and gives a direct perspective on the effect of market interest rate movements. During recent years, the net interest margins and interests rate spreads have been under intense pressure to maintain historical levels, due in part to tax laws that discouraged investment in tax-exempt securities and intense competition for funds with non-bank institutions. Our interest rate spread increased 60 basis points to 3.03% from 2001 to 2002 and decreased 55 basis points to 2.43% from 2000 to 2001, due to effects of the overall economic environment and unprecedented interest rate moves by the Federal Reserve primarily in 2001.

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


                                            AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES

                                                              Taxable Equivalent Basis

                                                                Years Ended December 31,
                                        2002                             2001                             2000
                          -------------------------------  -------------------------------  -------------------------------
                                      Interest   Average               Interest   Average               Interest   Average
                           Average    Income/    Yields/    Average    Income/    Yields/    Average    Income/    Yields/
                           Balance    Expense     Rates     Balance    Expense     Rates     Balance    Expense     Rates
                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

                                                                  (Dollars in thousands)
Assets
Earning assets:
   Loans, net of
    unearned income (1).  $ 544,079  $  39,897      7.33%  $ 489,897  $  41,610      8.49%  $ 333,340  $  31,810      9.54%
Securities:
   Taxable..............     37,513      1,603      4.27      24,308      1,460      6.01      20,852      1,542      7.39
   Tax exempt...........      2,448        202      8.25       2,354        189      8.03       2,331        188      8.07
                          ---------  ---------             ---------  ---------             ---------  ---------
     Total securities...     39,961      1,805      4.52      26,662      1,649      6.18      23,183      1,730      7.46

   Time deposits in
    other banks.........        161          6      3.73         446         25      5.61       5,920        365      6.17
   Federal funds sold...     21,522        320      1.49      29,512      1,056      3.58      27,352      1,841      6.73
                          ---------  ---------             ---------  ---------             ---------  ---------
     Total interest-
      earning assets (2)    605,723     42,028      6.94     546,517     44,340      8.11     389,795     35,746      9.17

Noninterest-earning assets:
   Cash and due from banks    4,452                            5,410                            6,744
   Premises and equipment     6,753                            6,220                            4,536
   Accrued interest
     and other assets...      8,915                            7,541                            4,582
   Allowance for loan losses (8,588)                          (5,767)                          (4,042)
                          ---------                        ---------                        ---------
     Total assets.......  $ 617,255                        $ 559,921                        $ 401,615
                          =========                        =========                        =========

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
   Demand deposits......  $  50,622  $     854    1.69%    $  39,299  $   1,219      3.10%  $  28,895  $   1,080      3.74%
   Savings deposits.....     64,773      1,245    1.92        43,079      1,367      3.17      28,664      1,478      5.16
   Time deposits........    407,371     17,618    4.32       396,930     24,166      6.09     278,144     18,308      6.58
                          ---------  ---------             ---------  ---------             ---------  ---------
     Total deposits.....    522,766     19,717    3.77       479,308     26,752      5.58     335,703     20,866      6.22

Other short-term
   borrowings...........        928         36    3.88            53          2      3.77          27          1      3.70
Long-term debt..........     32,520      1,988    6.11        24,271      1,841      7.59      19,910      1,151      5.78
                          ---------  ---------             ---------  ---------             ---------  ---------
     Total interest-
      bearing liabilities   556,214     21,741    3.91       503,632     28,595      5.68     355,640     22,018      6.19
                                     ---------                        ---------                        ---------

Noninterest-bearing liabilities:
   Demand deposits......     21,832                           16,975                           13,116
   Accrued interest and
     other liabilities..      3,913                            5,136                            2,949
   Stockholders' equity.     35,296                           34,178                           29,910
                          ---------                        ---------                        ---------
     Total liabilities
       and stockholders'
       equity...........  $ 617,255                        $ 559,921                        $ 401,615
                          =========                        =========                        =========

Net interest income/net
   interest spread......                20,287    3.03%                  15,745      2.43%                13,728      2.98%
                                     =========                        =========                        =========

Net yield on earning assets                       3.35                               2.88%                            3.52%

Taxable equivalent adjustment:
   Loans................                    21                               22                               22
   Investment securities                    69                               64                               64
                                     ---------                        ---------                        ---------
     Total taxable equivalent
      adjustment........                    90                               86                               86
                                     ---------                        ---------                        ---------

Net interest income.....             $  20,197                        $  15,659                        $  13,642
                                     =========                        =========                        =========

(1) Average loans include nonaccrual loans. All loans and deposits are domestic.

(2) Tax equivalent adjustments have been based on an assumed tax rate of 34 percent, and do not give effect to the disallowance for federal income tax purpose of interest expense related to certain tax-exempt earning assets.


                                                  RATE/VOLUME VARIANCE ANALYSIS

                                                              Taxable Equivalent Basis

                                     Average Volume                Change in Volume                Average Rate
                             -------------------------------  -------------------------   ------------------------------
                               2002       2001       2000      2002-2001     2001-2000      2002       2001       2000
                             ---------  ---------  ---------  -----------   -----------   --------   --------   --------

                                                               (Dollars in thousands)

Earning assets:
   Loans, net of
   unearned income.........  $ 544,079  $ 489,897  $ 333,340  $    54,182   $   156,557      7.33%      8.49%      9.54%
Securities:
   Taxable.................     37,513     24,308     20,852       13,205         3,456      4.27       6.01       7.39
   Tax exempt..............      2,448      2,354      2,331           94            23      8.25       8.03       8.07
                             ---------  ---------  ---------  -----------   -----------
     Total securities......     39,961     26,662     23,183       13,299         3,479      4.52       6.18       7.46
                             ---------  ---------  ---------  -----------   -----------
Interest-bearing deposits
   with other banks........        161        446      5,920         (285)       (5,474)     3.73       5.61       6.17
Federal funds sold.........     21,522     29,512     27,352       (7,990)        2,160      1.49       3.58       6.73
                             ---------  ---------  ---------  -----------   -----------

     Total earning assets..  $ 605,723  $ 546,517  $ 389,795  $    59,206   $   156,722      6.94       8.11       9.17
                             =========  =========  =========  ===========   ===========

Interest-bearing liabilities:
  Deposits:
   Demand .................  $  50,622  $  39,299  $  28,895  $    11,323   $    10,404      1.69       3.10       3.74
   Savings.................     64,773     43,079     28,664       21,694        14,415      1.92       3.17       5.16
   Time....................    407,371    396,930    278,144       10,441       118,786      4.32       6.09       6.58
                             ---------  ---------  ---------  -----------   -----------
     Total deposits........    522,766    479,308    335,703       43,458       143,605      3.77       5.58       6.22
                             ---------  ---------  ---------  -----------   -----------

Other short-term borrowings        928         53         27          875            26      3.88       3.77       3.70
Long-term borrowings.......     32,520     24,271     19,910        8,249         4,361      6.11       7.59       5.78
                             ---------  ---------  ---------  -----------   -----------

     Total interest-bearing
       liabilities.........  $ 556,214  $ 503,632  $ 355,640  $    52,582   $   147,992      3.91       5.68       6.19
                             =========  =========  =========  ===========   ===========
Net interest income/net interest spread                                                      3.03       2.43       2.98

Net yield on earning assets                                                                  3.35       2.88       3.52

Net cost of funds..........                                                                  3.59       5.23       5.65


                                                                                         Variance Attributed to (1)
                                     Interest                                      ---------------------------------------
                                  Income/Expense                 Variance                 2002                 2001
                          ----------------------------   ------------------------  ------------------   ------------------
                            2002      2001      2000      2002-2001    2001-2000    Volume     Rate      Volume     Rate
                          --------  --------  --------   -----------  -----------  --------  --------   --------  --------
                                                    (Dollars in thousands)
Earning assets:
   Loans, net of
     unearned income....  $ 39,897  $ 41,610  $ 31,810   $    (1,713) $     9,800  $  4,318  $ (6,031)  $ 13,611  $ (3,811)
Securities:
   Taxable..............     1,603     1,460     1,542           143          (82)      645      (502)       232      (314)
   Tax exempt...........       202       189       188            13            1         8         5          2        (1)
                          --------  --------  --------   -----------  -----------  --------  --------   --------  --------
     Total securities...     1,805     1,649     1,730           156          (81)      653      (497)       234      (315)
                          --------  --------  --------   -----------  -----------  --------  --------   --------  --------
Interest-bearing deposits
   with other banks.....         6        25       365           (19)        (340)      (14)       (5)      (336)       (4)
Federal funds sold......       320     1,056     1,841          (736)        (785)     (233)     (503)       135      (920)
                          --------  --------  --------   -----------  -----------  --------  --------   --------  --------
     Total earning assets   42,028    44,340    35,746        (2,312)       8,594     4,724    (7,036)    13,644    (5,050)

Interest-bearing liabilities:
Deposits:
   Demand...............       854     1,219     1,080          (365)         139       288      (653)       345      (206)
   Savings..............     1,245     1,367     1,478          (122)        (111)      536      (658)       583      (694)
   Time certificates....    17,618    24,166    18,308        (6,548)       5,858       623    (7,171)     7,309    (1,451)
                          --------  --------  --------   -----------  -----------  --------  --------   --------  --------
     Total deposits.....    19,717    26,752    20,866        (7,035)       5,886     1,447    (8,482)     8,237    (2,351)

Other short-term borrowings     36         2         1            34            1        34          0        1         --
Long-term borrowings....     1,988     1,841     1,151           147          690       550      (403)       284       406
                          --------  --------  --------   -----------  -----------  --------  --------   --------  --------

   Total interest-bearing
     liabilities........    21,741    28,595    22,018        (6,854)       6,577     2,031    (8,885)     8,522    (1,945)
                          --------  --------  --------   -----------  -----------  --------  --------   --------  --------

Net interest income/net
   interest spread......  $ 20,287  $ 15,745  $ 13,728   $     4,542  $     2,017  $  2,693  $  1,849   $  5,122  $ (3,105)
                          ========  ========  ========   ===========  ===========  ========  ========   ========  ========

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

     The allowance for loan losses for December 31, 2001 was $6,074,000. As a result of events described in the "Recent Developments" section of this Form 10-K, this allowance for loan losses was increased by $2,000,000 during the second quarter of 2002, and by $20,916,000, net of charge offs, for the year ending December 31, 2002. As of December 31, 2002, the allowance for loan losses on the Company's consolidated balance sheet totaled $26,990,594, which Management believes is adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.


              [The remainder of this page intentionally left blank]

     The following table sets forth certain information with respect to our loans, net of unearned income, and the allowance for loan losses for the five years ended December 31, 2002.

                         SUMMARY OF LOAN LOSS EXPERIENCE

                                                         2002         2001        2000        1999          1998
                                                      ---------   ----------    --------    --------     ----------
                                                                        (Dollars in thousands)
Allowance for loan losses at beginning of year....... $   6,074   $    5,065    $  3,036    $  1,402     $      700
Loans charged off:
     Commercial, financial and agricultural..........     4,274        1,262       1,039          --             15
     Real Estate - mortgage..........................     3,847        1,046          --          --             --
     Consumer........................................       704          387         416         195            136
                                                      ---------   ----------    --------    --------     ----------

        Total loans charged off......................     8,825        2,695       1,455         195            151
                                                      ---------   ----------    --------    --------     ----------

Recoveries on loans previously charged off:
     Commercial, financial and agricultural..........       201           33          66          --             --
     Real Estate - mortgage..........................         3           28          --          --             --
     Consumer........................................        69           41          29          21             25
                                                      ---------   ----------    --------    --------     ----------

        Total recoveries.............................       273          102          95          21             25
                                                      ---------   ----------    --------    --------     ----------

Net loans charged off................................     8,552        2,593       1,360         174            126

Provision for loan losses............................    29,469        3,602       3,389       1,808            828
                                                      ---------   ----------    --------    --------     ----------

Allowance for loan losses at end of period........... $  26,991   $    6,074    $  5,065    $  3,036     $    1,402
                                                      =========   ==========    ========    ========     ==========

Loans, net of unearned income, at end of period...... $ 523,850   $  505,381    $422,135    $244,620     $  116,723

Average loans, net of unearned income,
     outstanding for the period......................   544,079      489,897     333,340     172,418         83,217

Ratio of net charge-offs to net average loans........     1.57%        0.53%       0.41%       0.10%          0.15%


     In evaluating the allowance, management also considers our historical loan loss experience, the amount of past due and nonperforming loans, current and anticipated economic conditions, lender requirements and other appropriate information. We allocate the allowance for loan losses to specific loan categories based on an average of the previous two years net losses for each loan type and management's judgment as to potential losses and significant areas of risk in the portfolio.

              [The remainder of this page intentionally left blank]

     Management allocated the allowance for loan losses to specific loan classes as follows:

                                                     ALLOCATION OF LOAN LOSS RESERVE

                                                                   December 31,
                               -----------------------------------------------------------------------------------------
                                     2002            2001              2000            1999              1998
                               ----------------- ----------------- ----------------- ----------------- -----------------

                                         Percent           Percent           Percent           Percent           Percent
                                        of Loans          of Loans          of Loans          of Loans          of Loans
                                         in Each           in Each           in Each           in Each           in Each
                                        Category          Category          Category          Category          Category
                                        to Total          to Total          to Total          to Total          to Total
                                Amount    Loans   Amount    Loans   Amount    Loans   Amount    Loans   Amount    Loans
                               -------- -------- -------- -------- -------- -------- -------- -------- -------- --------
                                                                        (Dollars in thousands)
DOMESTIC LOANS
     Commercial, financial
        and agricultural.....  $  9,593    24.55%$  1,622    26.71%$  1,265    24.97%$    821    27.04%$    542    38.64%
     Real estate ............    16,881    71.78    4,191    68.99    3,552    70.13    2,012    66.26      696    49.61

     Consumer................       517     3.67      261     4.30      248     4.90      203     6.70      164    11.75
                               -------- -------- -------- -------- -------- -------- -------- -------- -------- --------

                               $ 26,991   100.00%$  6,074   100.00%$  5,065   100.00%$  3,036   100.00%$  1,402   100.00%
                               ======== ======== ======== ======== ======== ======== ======== ======== ======== ========

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

     We had nonperforming assets at December 31, 2002, of approximately $29,782,000, $12,415,000 as of 2001, $6,188,000 as of 2000, $1,170,000 as of
1999 and $34,000 as of December 31, 1998.

              [The remainder of this page intentionally left blank]

     The following table presents information concerning outstanding balances of nonperforming assets at December 31, 2002, 2001, 2000, 1999 and 1998.

                              NONPERFORMING ASSETS

                                                                              December 31,
                                                      ----------------------------------------------------------
                                                         2002        2001        2000        1999        1998
                                                      ---------   ---------    --------    --------    ---------
                                                                        (Dollars in thousands)
Nonaccruing loans.................................... $  15,794   $   4,062    $    617    $     43    $     11
Loans past due 90 days or more.......................     8,560       4,125       5,358         914          23
Restructured loans...................................        --          --          --          --          --
                                                      ---------   ---------    --------    --------    --------

     Total nonperforming loans.......................    24,354       8,187       5,975         957          34
Nonaccruing securities...............................        --          --          --          --          --
Other real estate....................................     5,428       4,228         213         213          --
                                                      ---------   ---------    --------    --------    --------

     Total........................................... $  29,782   $  12,415    $  6,188    $  1,170    $     34
                                                      =========   =========    ========    ========    ========

Percentages:
     Loans loss allowance to total
        nonperforming assets........................      90.63%       48.92%      81.85%     259.49%   4,123.53%

Total nonperforming loans to total loans
     (net of unearned interest)......................      4.65         1.62        1.42        0.39        0.03
Total nonperforming assets to total assets...........      5.02         2.18        1.31        0.39        0.02

     There has been no significant impact on our financial statements as a result of the provisions of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, or Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures.

NONINTEREST INCOME

     Noninterest income consists of revenues generated from a broad range of financial services and activities including fee-based services and profits and commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of investment portfolio securities are included in noninterest income. Total noninterest income increased by $719,000 or 46.2% for the year ended December 31, 2002, as compared to the year 2001. Total noninterest income increased by $517,000 or 49.8% for the year ended December 31, 2001, as compared to 2000.

     The table below sets forth the components of our noninterest income for the periods indicated.

                               NONINTEREST INCOME

                                                           Years Ended December 31,          Percent Change
                                                      -------------------------------  --------------------------
                                                         2002       2001       2000      2002/2001     2001/2000
                                                      ---------   --------   --------  --------------------------
                                                                        (Dollars in thousands)
Service charges on deposits.......................... $   1,018   $    867   $    745      17.42%        16.38%
Mortgage origination fees and
     service release premiums........................       831        544        224      52.76        142.86
Document prep fees...................................       149         86         40      73.26        115.00
Securities gains.....................................       262         24         --     991.67            --
Other................................................        15         35         30     (57.14)        16.67
                                                      ---------   --------   --------

     Total........................................... $   2,275   $  1,556   $  1,039      46.21%        49.76%
                                                      =========   ========   ========

NONINTEREST EXPENSES

     Noninterest expense increased $5,281,000 or 52.7% from the year 2001 to 2002. Salaries and employee benefits increased $2,928,000 or 53.6%. Noninterest expense increased $1,910,000 or 23.5% from 2000 to 2001. Salaries and employee benefits increased $847,000 or 18.4% from 2000 to 2001. These increases are attributed to the overall growth and expansion of the Company.

     Occupancy and equipment expense increased $392,000 or 31.8% from the year 2001 to 2002 and increased $353,000 or 40.1% from 2000 to 2001.

     The table below sets forth our noninterest expenses for the periods indicated.

                              NONINTEREST EXPENSES


                                                            Years Ended December 31,       2002/2001     2001/2000
                                                      ---------------------------------
                                                                                            Percent        Percent
                                                         2002       2001         2000       Change         Change
                                                      ---------   ---------    --------    ---------     ---------
                                                            (Dollars in thousands)
Salaries and employee benefits....................... $   8,388   $   5,460    $  4,613        53.63%        18.36%
Occupancy and equipment expense......................     1,625       1,233         880        31.79         40.11
Professional fees....................................     1,275         583         471       118.70         23.78
Charge off and collection expense....................       533         139          24       283.45        479.17
Loan fees and services...............................       453         303         200        49.51         51.50
Data processing......................................       421         190         136       121.58         39.71
Advertising..........................................       401         336         291        19.35         15.46
Supplies.............................................       399         262         294        52.29        (10.88 )
Telephone............................................       241         171         158        40.94          8.23
Postage..............................................       142         125          90        13.60         38.89
Exam and assessment..................................       138         122          72        13.11         69.44
Other................................................     1,288       1,099         884        17.20         24.32
                                                      ---------   ---------    --------

     Total........................................... $  15,304   $  10,023    $  8,113       52.69%        23.54%
                                                      =========   =========    ========

INCOME TAXES

     Income tax expense decreased $9,111,000 or 644.4% to ($7,887,000) for the year-end December 31, 2002 and increased $233,000 or 23.5% to $1,224,000 for the year-end December 31, 2001. The decrease is the result of the net loss from operations. The effective tax rate as a percentage of pretax income was 35.4% in 2002, 34.1% in 2001 and 31.2% in 2000. There is no current or pending tax legislation of which management is aware that if passed would have any material effect on the consolidated financial statements. For further information concerning the provision for income taxes, refer to Note 15, Income Taxes, of the "Notes to Financial Statements."

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

     As of December 31, 2002, our simulation analysis reflected that our earnings are at greatest risk in a declining interest rate environment.

     The following table below depicts the results of the simulation assuming one and two percent decreases and increases in the prime interest rates in a one-year time horizon.

                               INTEREST RATE RISK

                                                                             One Year Time Horizon
                                                                          Estimated Repricing Amounts
                                                             Down           Up             Down            Up
                                                           1 Percent     1 percent      2 Percent       2 Percent
                                                          -----------   -----------    -----------     -----------
RATE SENSITIVE ASSETS:
     Loans.............................................   $   322,314   $   308,279    $   331,671     $   303,601
     Deposits in banks.................................            93            93             93              93
     Federal funds sold................................        14,681        14,681         14,681          14,681
     Securities........................................        19,376        15,098         20,542          14,476
                                                          -----------   -----------    -----------     -----------

        TOTAL RATE SENSITIVE ASSETS....................       356,464       338,151        366,987         332,851
                                                          -----------   -----------    -----------     -----------

RATE SENSITIVE LIABILITIES
     Deposits - Demand.................................        23,397        32,207         23,397          32,207
     Deposits - Time...................................       236,503       236,503        236,503         236,503
     Other Borrowed Money..............................            --            --             --           8,000
                                                          -----------   -----------    -----------     -----------

        TOTAL RATE SENSITIVE LIABILITIES...............       259,900       268,710        259,900         276,710
                                                          -----------   -----------    -----------     -----------

RATE SENSITIVITY GAP...................................   $    96,564   $    69,441    $   107,087     $    56,141
                                                          ===========   ===========    ===========     ===========

Change in Amount of Net Interest Margin................   $      (966)  $       694    $    (2,142)    $     1,123
                                                          ===========   ===========    ===========     ===========

Change in Percent of Net Interest Margin...............         (0.16)%        0.12%         (0.36)%          0.19%
                                                          ===========   ===========    ===========     ===========

OTHER ACCOUNTING ISSUES

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative is to be determined based upon the intended use of the derivative. For certain hedge designations (cash flow and foreign currency exposure) the derivative's gain or loss is reported as a component of other comprehensive income. Other designations require the gain or loss to be recognized in earnings in the period of change. This statement, amended as to effective date by SFAS No. 137, is effective for financial statements for periods beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board also issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS No. 133. The adoption of SFAS No. 133, as amended by SFAS No. 138, did not have a material impact on our consolidated financial statements.

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

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 addresses accounting and financial reporting for extinguishments of debt, intangible assets of motor carriers and leases. SFAS No. 145 is effective for fiscal years beginning after and transactions occurring after May 15, 2002. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The statement addresses financial reporting and accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The primary difference between SFAS No. 146 and Issue 94-3 relates to the requirement for recognition of a liability related to the cost of an exit or disposal activity when the liability is incurred. Under 94-3, such liability would be recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

     In June 2002, the Auditing Standards Board issued SAS No. 97, Amendment to Statement on Auditing Standards No. 50, Reports on the Application of Accounting Principles. This statement prohibits an accountant from providing a written report on the application of accounting principles not involving facts and circumstances of a specific entity. This SAS is effective for written reports issued or oral advice provided on or after June 30, 2002. The impact on the audit of the Company's consolidated financial statements resulting from the issuance of this auditing standard is not expected to be material.

     In September 2002, the Auditing Standards Board issued SAS No. 98, Omnibus Statement on Auditing Standards - 2002. This statement revises and amends several previously issued Statements on Auditing Standards. The changes required impose enhanced quality controls and audit considerations on a firm of independent auditors in the conduct of their audit of a company's financial statements. The additional requirements primarily relate to more descriptive guidance on the application of auditing procedures, the auditors report and related disclosures and supplementary information. This SAS No. 98 was effective upon issuance except for the amendment to SAS No. 70, which is effective for reports issued on or after January 1, 2003. The impact on the audit of the Company's consolidated financial statements resulting from the issuance of this auditing standard was not material.

     In October 2002, the Financial Accounting Standards Board issued SFAS No. 147, Acquisitions of Certain Financial Institutions, an amendment of SFAS No. 72 and 144 and FASB Interpretation No. 9. Except for transactions between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of SFAS No. 72 and Interpretation 9 and requires those transactions be accounted for in accordance with SFAS No. 141 and 142. SFAS No. 147 also amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used. SFAS No. 147 is essentially effective as of October 1, 2002. As a result, the Company adopted SFAS No. 147 on October 1, 2002, with no material impact on the Company's consolidated financial statements.

     In October 2002, the Auditing Standards Board issued SAS No. 99, Consideration of Fraud in a Financial Statement Audit. This statement supersedes SAS No. 82 and amends SAS No. 1 and SAS No. 85. SAS No. 99 describes fraud and its characteristics; discusses the need for auditors to exercise professional skepticism; requires (as part of planning the audit) that there be a discussion among the audit team members regarding the risks of material misstatement due to fraud; and requires auditors to gather information necessary to identify risks of material misstatement due to fraud. This SAS is effective for audits of financial statements for periods beginning on or after December 15, 2002. The impact on the audit of the Company's consolidated financial statements resulting from the issuance of this auditing standard is not expected to be material.

     In November 2002, the auditing Standards Board issued SAS No. 100, Interim financial Information. This statement supersedes SAS No. 71 and establishes standards on the nature, timing and extent of the procedures to be performed by an independent accountant when conducting a review of interim financial information. This SAS is effective for interim periods within fiscal years beginning after December 15. 2002. The impact on the audit of the Company's consolidated financial statements resulting from the issuance of this auditing standard is not expected to be material.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation changes the current practice of accounting for, and the disclosures related to guarantees. Interpretation No. 45 requires certain guarantees to be recorded at fair value, which is a change from the current practice of generally only recording a liability when a loss is probable and reasonably estimable. The interpretation also requires a guarantor to make new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. The disclosure requirements of this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor's previous accounting for guarantees issued prior to the date of Interpretation No. 45 are not to be revised or restated to reflect the interpretation's provisions. The adoption of the disclosure requirements of Interpretation No. 45 did not have a material impact on the Company's consolidated financial statements. The adoption of the initial recognition and initial measurement provisions of Interpretation No. 45 is not expected to have a material impact on the Company's consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This Statement also amends APB Opinion No. 28 to require disclosure about those effects in interim financial information. This Statement is effective for financial statements for fiscal years ending after December 15, 2002 and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the Company's consolidated financial statements.

     In January 2003, the auditing Standards Board Issued SAS No. 101, Auditing Fair Value Measurements and Disclosures. This statement establishes standards on auditing the measurement and disclosure of assets, liabilities, and specific components of equity presented or disclosed at fair value in financial statements. This SAS is effective for audit of financial statements for periods beginning on or after June 15, 2003. The impact on the audit of the Company's consolidated financial statements resulting from the issuance of this auditing standard is not expected to be material.

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


              [The remainder of this page intentionally left blank]

             HERITAGE FINANCIAL HOLDING CORPORATION AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                                                                                                           Page(s)

Independent Auditors' Report..................................................................................42

Consolidated Statements of Financial Condition

    as of December 31, 2002 and 2001..........................................................................43

Consolidated Statements of Income

    for the Years Ended December 31, 2002, 2001 and 2000......................................................44

Consolidated Statements of Stockholders' Equity

    for the Years Ended December 31, 2002, 2001 and 2000......................................................45

Consolidated Statements of Cash Flows

    for the Years Ended December 31, 2002, 2001 and 2000......................................................46

Notes to Consolidated Financial Statements....................................................................47

Quarterly Results (Unaudited).................................................................................81


                                      Schauer Taylor Cox Vise Morgan & Fowler, P.C.
                                      Certified Public Accountants and Consultants
                                                  150 Olde Towne Road
                                                Birmingham, Alabama 35216
Douglas B. Schauer, CPA                           Donald G. Vise, CPA                   David A. Bowers, CPA
Edward R. Taylor, CPA                            Phillip D. Morgan, CPA               Benjamin N. Vance, CPA
W. Ernest Cox, CPA                                Dale E. Fowler, CPA                   Steven W. Brown, CPA
________________                                         * * *                              ________________
C. David Brooks, CPA                            Telephone - 205.822.3488               Russell D. Payne, CPA
M. Bryant King, CPA                               Wats - 800.466.3488                 Raymond A. Patton, CPA
Steven D. Miller, CPA                      Fax - 205.822.3541 or 205.822.0645         Stewart T. Wilson, CPA
                                             Email - Firm@schauertaylor.com


                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Heritage Financial Holding Corporation
Decatur, Alabama


We have audited the accompanying consolidated statements of financial condition of Heritage Financial Holding Corporation (a Delaware corporation) and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Financial Holding Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


Birmingham, Alabama
February 25, 2003
                               /s/ Schauer Taylor Cox Vise Morgan & Fowler, P.C.


          Member of American Institute of Certified Public Accountants,
    SEC Practice Section and Alabama Society of Certified Public Accountants

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           December 31, 2002 and 2001

                                                                                     2002                2001
                                                                                ---------------    ---------------
Assets
   Cash and due from banks.................................................     $     4,759,310    $      6,660,032
   Interest-bearing deposits with other banks..............................              97,707             325,736
   Federal funds sold......................................................          14,681,498           6,716,000
                                                                                ---------------    ----------------
       Cash and Cash Equivalents...........................................          19,538,515          13,701,768

   Securities available-for-sale...........................................          36,761,802          25,893,863
   Mortgage loans held-for-sale............................................          12,343,440          12,548,322

   Loans...................................................................         523,849,502         505,380,611
   Allowance for loan losses...............................................         (26,990,594)         (6,074,230)
                                                                                ---------------    ----------------
       Net Loans...........................................................         496,858,908         499,306,381

   Premises and equipment, net.............................................           7,105,706           6,407,022
   Accrued interest........................................................           3,404,344           3,873,413
   Foreclosed real estate..................................................           5,428,047           4,227,926
   Other assets............................................................          11,501,035           2,332,392
                                                                                ---------------    ----------------
       Total Assets........................................................     $   592,941,797    $    568,291,087
                                                                                ===============    ================

Liabilities and Stockholders' Equity

Liabilities
   Deposits:
     Noninterest-bearing...................................................     $    21,961,197    $     21,295,986
     Interest-bearing......................................................         503,669,662         483,013,752
                                                                                ---------------    ----------------
       Total Deposits......................................................         525,630,859         504,309,738

   Short-term borrowings...................................................           6,650,000                  --
   Accrued interest........................................................           3,288,749           4,204,515
   FHLB advances...........................................................          23,000,000          13,000,000
   Guaranteed preferred beneficial interest in the Company's
     subordinated debentures...............................................          10,000,000          10,000,000
   Other liabilities.......................................................             669,143             652,954
                                                                                ---------------    ----------------
       Total Liabilities...................................................         569,238,751         532,167,207

Stockholders' Equity
   Preferred stock - par value $0.01 per share; 10,000,000
     authorized, none issued...............................................                  --                  --
   Common stock - par value $.01 per share, 40,000,000 shares authorized, 8,821,144 shares issued and outstanding at
     December 31, 2002 and 8,515,147 shares issued and
     outstanding at December 31, 2001......................................              88,211              85,151
   Paid-in capital.........................................................          32,234,654          30,359,218
   Retained earnings.......................................................          (8,676,524)          5,736,259
   Accumulated other comprehensive income (loss): net unrealized (gains)
     losses on securities available-for-sale, net of deferred income tax...              56,705             (56,748)
                                                                                ---------------    ----------------
       Total Stockholders' Equity..........................................          23,703,046          36,123,880
                                                                                ---------------    ----------------

       Total Liabilities and Stockholders' Equity..........................     $   592,941,797    $    568,291,087
                                                                                ===============    ================

                 See notes to consoildated financial statements

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                  Years Ended December 31, 2002, 2001 and 2000

                                                                 2002                2001                2000
                                                            ---------------     ---------------    ----------------

Interest Income
   Interest and fees on loans...........................    $    39,876,186     $    41,587,737    $     31,788,388
   Interest and dividends on securities:
     Taxable securities.................................          1,603,251           1,460,386           1,542,276
     Nontaxable securities..............................            133,119             124,585             123,619
   Interest on deposits with other banks................              6,264              24,905             365,000
   Interest on federal funds sold and securities
     purchased under agreements to resale...............            320,016           1,055,690           1,840,891
                                                            ---------------     ---------------    ----------------
       Total Interest Income............................         41,938,836          44,253,303          35,660,174

Interest Expense
   Interest on deposits.................................         19,716,658          26,751,607          20,867,463
   Interest on FHLB borrowings..........................            977,348             962,690           1,150,833
   Interest on short-term borrowings....................             35,700               1,888                 229
   Interest on guaranteed preferred beneficial interest
     in the Company's subordinated debentures...........          1,012,029             878,334                  --
                                                            ---------------     ---------------    ----------------
       Total Interest Expense...........................         21,741,735          28,594,519          22,018,525
                                                            ---------------     ---------------    ----------------

Net interest income.....................................         20,197,101          15,658,784          13,641,649
Provision for loan losses...............................         29,468,734           3,602,047           3,388,973
                                                            ---------------     ---------------    ----------------

Net Interest Income (Loss) After Provision
   For Loan Losses......................................         (9,271,633)         12,056,737          10,252,676

Noninterest Income
   Customer service fees................................          1,018,421             867,323             745,377
   Investment security gains............................            233,372              23,926                  --
   Other operating income...............................          1,023,487             665,197             293,666
                                                            ---------------     ---------------    ----------------
       Total Noninterest Income.........................          2,275,280           1,556,446           1,039,043
                                                            ---------------     ---------------    ----------------

Noninterest Expenses
   Salaries and employee benefits.......................          8,388,132           5,460,426           4,612,785
   Occupancy and equipment expense......................          1,625,162           1,232,525             879,910
   Other operating expenses.............................          5,290,357           3,330,345           2,620,324
                                                            ---------------     ---------------    ----------------
       Total Noninterest Expenses.......................         15,303,651          10,023,296           8,113,019
                                                            ---------------     ---------------    ----------------

Income (loss) before income taxes.......................        (22,300,004)          3,589,887           3,178,700
Provision for income tax expense (benefit)..............         (7,887,221)          1,223,966             991,169
                                                            ---------------     ---------------    ----------------
Net Income (Loss).......................................    $   (14,412,783)    $     2,365,921    $      2,187,531
                                                            ===============     ===============    ================

Earnings (Loss) Per Common Share
   Basic................................................    $         (1.65)    $          0.28    $          0.26
   Diluted..............................................              (1.40)               0.23               0.22

Weighted Average Shares Outstanding
   Basic................................................          8,717,303           8,484,624           8,316,756
   Diluted..............................................         10,262,070          10,486,966          10,133,865

                 See notes to consoildated financial statements

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended December 31, 2002, 2001 and 2000

                                                                                          Accumulated
                                                                                             Other
                                           Common        Paid-in          Retained     Comprehensive
                                            Stock        Capital          Earnings          Income            Total
                                        -----------  --------------   ---------------  ---------------   --------------
Balance at December 31, 1999.........   $    75,810  $   21,554,250   $     1,182,807  $       (892,817) $   21,920,050

Net income - 2000....................            --              --         2,187,531               --        2,187,531
Unrealized gains on available-for-
   sale securities, net of
   reclassification adjustment, net
   of tax of $(489,273)..............            --              --                --           733,910         733,910
                                                                                                         --------------
Comprehensive income.................            --              --                --                --       2,921,441
                                                                                                         --------------
Issuance of shares from
   stock offerings...................         8,500       8,491,500                --                --       8,500,000
Issuance of shares under stock
   option plan.......................           400          66,347                --                --          66,747
Issuance of shares under
   employee stock purchase plan......            48          29,630                --                --          29,678
Compensatory options.................            --          61,386                --                --          61,386
                                        -----------  --------------   ---------------  ----------------  --------------

Balance at
   December 31, 2000.................        84,758      30,203,113         3,370,338          (158,907)     33,499,302

Net income - 2001....................            --              --         2,365,921               --        2,365,921
Unrealized gains on available-for-
   sale securities, net of
   reclassification adjustment, net
   of tax of $(68,104)...............            --              --                --           102,159         102,159
                                                                                                         --------------
Comprehensive income.................            --              --                --                --       2,468,080
                                                                                                         --------------
Stock option exercise................           360          86,850                --                --          87,210
Issuance of shares under
   employee stock purchase plan......            33          31,412                --                --          31,445
Compensatory options.................            --          37,843                --                --          37,843
                                        -----------  --------------   ---------------  ----------------  --------------

Balance at
   December 31, 2001.................        85,151      30,359,218         5,736,259           (56,748)     36,123,880

Net loss - 2002......................            --              --       (14,412,783)              --      (14,412,783)
Unrealized gains on available-for-
   sale securities, net of
   reclassification adjustment, net
   of tax of $(75,636)...............            --              --                --           113,453         113,453
                                                                                                         --------------
Comprehensive loss...................            --              --                --                --     (14,299,330)
                                                                                                         --------------
Compensatory options.................            --       1,126,914                --                --       1,126,914
Tax benefit on stock options.........            --         702,817                --                --         702,817
Stock option exercise................         3,037          20,534                --                --          23,571
Issuance of shares under
   employee stock purchase plan......            23          25,171                --                --          25,194
                                        -----------  --------------   ---------------  ----------------  --------------

Balance at
   December 31, 2002.................   $    88,211  $   32,234,654   $    (8,676,524) $         56,705  $   23,703,046
                                        ===========  ==============   ===============  ================  ==============

                 See notes to consoildated financial statements

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2002, 2001 and 2000

                                                                 2002                2001                2000
                                                            ---------------     ---------------    ----------------
Operating Activities
   Net income (loss)....................................    $   (14,412,783)    $     2,365,921    $      2,187,531
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Provision for loan losses..........................         29,468,734           3,602,047           3,388,973
     Depreciation, amortization and accretion, net......            790,839             437,999             321,341
     Deferred tax benefit...............................         (6,700,257)           (264,948)           (746,779)
     Security gains.....................................           (261,671)             23,926                  --
     Loss on disposition of fixed assets................              2,250               1,786                  --
     Losses on other real estate........................            249,491              23,926                  --
     Decrease (increase) in accrued interest receivable.            469,069             523,054          (2,314,056)
     Increase (decrease) in accrued interest payable....           (915,766)             52,267           2,679,350
     Net decrease (increase) in mortgage
       loans held for sale..............................            204,882         (12,548,322)                 --
     Increase in income tax receivable..................         (1,832,399)           (188,178)                 --
     Other, net.........................................              7,381             531,321             (47,723)
                                                            ---------------     ---------------    ----------------
       Net Cash Provided By (Used In)
         Operating Activities...........................          7,069,770          (6,173,339)          5,468,637
                                                            ---------------     ---------------    ----------------

Investing Activities
   Purchases of securities available-for-sale...........       (101,267,892)        (18,774,196)         (7,008,487)
   Proceeds from sales of securities available-for-sale.         35,340,361             520,493                  --
   Proceeds from calls, paydowns and maturities of
     securities available-for-sale......................         55,317,503          19,399,714           1,358,567
   Net increase in loans to customers...................        (31,020,203)        (89,959,157)       (178,875,187)
   Purchase of premises and equipment...................         (1,343,238)         (1,287,676)         (2,224,003)
   Proceeds from disposition of fixed assets............             44,315               7,665                  --
   Proceeds from disposition of foreclosed real estate..          2,549,330             106,250                  --
                                                            ---------------     ---------------    ----------------
       Net Cash Used In Investing Activities............        (40,379,824)        (89,986,907)       (186,749,110)
                                                            ---------------     ---------------    ----------------

Financing Activities
   Net increase in demand deposits, NOW accounts,
     and savings accounts...............................         34,867,423          38,279,518          20,653,089
   Net increase (decrease) in certificates of deposit...        (13,546,302)         44,785,982         151,558,986
   Net increase (decrease) in short-term borrowings.....          6,650,000                  --             (24,719)
   Net proceeds from (payments to) FHLB advances........         10,000,000           1,000,000         (13,000,000)
   Net proceeds from issuance of stock..................             48,766             118,655           8,596,425
   Compensatory options.................................          1,126,914              37,843              61,386
   Issuance of guaranteed preferred beneficial interest
     in the Company's subordinated debentures...........                 --          10,000,000                  --
                                                            ---------------     ---------------    ----------------
       Net Cash Provided By Financing Activities........         39,146,801          94,221,998         167,845,167
                                                            ---------------     ---------------    ----------------

Increase (Decrease) in Cash and
   Cash Equivalents.....................................          5,836,747          (1,938,248)        (13,435,306)

Cash and Cash Equivalents at Beginning of Year..........         13,701,768          15,640,016          29,075,322
                                                            ---------------     ---------------    ----------------

Cash and Cash Equivalents at End of Year................    $    19,538,515     $    13,701,768    $     15,640,016
                                                            ===============     ===============    ================

                 See notes to consoildated financial statements

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

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

During the course of a targeted, limited scope review of the loan portfolio of the Company's wholly-owned subsidiary Heritage Bank, an Alabama state banking corporation (the "Bank"), and a concurrent safety and soundness examination conducted by regulatory authorities, management identified certain assets in the Bank's loan portfolio that management believed should be classified. Additional review of the Bank's loan portfolio subsequently identified additional asset quality problems, which resulted in the Company increasing the allowance for loan losses net of charge offs and recoveries by a total of $20,916,364 for the year ending December 31, 2002. Management believes that the allowance for loan losses is adequate to absorb known risks in the loan portfolio.

The Bank has engaged a new President/Chief Executive Officer, Chief Financial Officer and Chief Lending Officer. These individuals have been given the authority and responsibility to strengthen internal controls, improve asset quality and improve bank profitability. The Company and the Bank have continued to add experienced personnel to assist in the review and oversight of important areas such as credit quality and loan review.

The Board of Directors and senior management have developed a new capital plan. This plan addresses the current capital deficiencies, and outlines a return to capital adequacy.

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

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

Note 1 - Summary of Significant Accounting Policies - Continued

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

Mortgage Loans Held For Sale

Mortgage loans held for sale are carried at the lower of aggregate cost or market. The cost of mortgage loans held for sale is the mortgage note amount plus certain net origination costs less discounts collected. Gains and losses resulting from changes in the market value of the inventory are netted. Any net gain that results is deferred; any net loss that results is recognized when incurred. The aggregate cost of mortgage loans held for sale at December 31, 2002, approximates their aggregate net realizable value. Gains or losses on the sale of mortgage loans held for sale are included in other income.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

Note 1 - Summary of Significant Accounting Policies - Continued

Loans

Loans are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan fees.

Loan origination and commitment fees, as well as certain direct origination costs, when material, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method.


Allowance For Loan Losses

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

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

Note 1 - Summary of Significant Accounting Policies - Continued

Loans may be returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance by the borrower, in accordance with the contractual terms of interest and principal.

While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding, except in the case of loans with scheduled amortizations where the payment is generally applied to the oldest payment due. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan has been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge offs have been fully recovered. Interest income recognized on a cash basis was immaterial for the years ended December 31, 2002, 2001 and 2000.

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

At the time of foreclosure or within 90 days thereafter, foreclosed real estate is recorded at the lower of the carrying amount or fair value less cost to sell, which becomes the property's new basis. Any write-downs based on the asset's fair value at date of acquisition are charged to the allowance for loan losses. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell.

Costs incurred in maintaining foreclosed real estate and subsequent adjustments to the carrying amount of the property are included in income (loss) on foreclosed real estate.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

Note 1 - Summary of Significant Accounting Policies - Continued

Advertising Costs

The Company's policy is to expense advertising costs as incurred. Advertising expense for the years ended December 31, 2002, 2001 and 2000 amounted to approximately $401,000, $336,000 and $291,000, respectively.

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

The Bank has also adopted an Employee Stock Purchase Plan, which the Company hasassumed, covering substantially all employees which allows employees the opportunity to acquire shares of common stock of the Company through payroll deduction. The Board approved and ratified modification of the Employee Stock Purchase Plan on May 8, 2001.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

Note 1 - Summary of Significant Accounting Policies - Continued


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

The Bank also has available as a source of financing a line of credit of $65,223,000 with the Federal Home Loan Bank of Atlanta ("FHLB") of which $42,223,000 was available and unused at December 31, 2002, subject to proper collateralization.


Segment Information

All of the Company's offices offer similar products and services, are located in the same geographic region and serve the same customer segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic consolidated financial statements and related footnotes provide details related to segment reporting.


Reclassifications

Certain amounts in 2001 and 2000 have been reclassified to conform with the 2002 presentation.

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative is to be determined based upon the intended use of the derivative. For certain hedge designations (cash flow and foreign currency exposure) the derivative's gain or loss is reported as a component of other comprehensive income. Other designations require the gain or loss to be recognized in earnings in the period of change. This statement, amended as to effective date by SFAS No. 137, is effective for financial statements for periods beginning after June 15, 2000. In June 2000, the FASB also issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS No. 133. The adoption of SFAS No. 133, as amended by SFAS No. 138 did not have a material impact on the Company's consolidated financial statements.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


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

In May 2001, the Auditing Standards Board issued Statement on Auditing Standards ("SAS") No. 94, The Effect of Information Technology on the Auditor's Consideration of Internal Control in a Financial Statement Audit. This statement amends SAS No. 55, Consideration of Internal Control in a Financial Statement Audit, by providing additional guidance related to the understanding by the auditor of an entity's use of information technology relevant to the audit. This auditing standard is effective for audits of financial statements for periods beginning on or after June 1, 2001. The impact on the audit of the Company's consolidated financial statements resulting from the issuance of this auditing standard was not material.

In June 2001, the FASB issued SFAS No. 141, Business Combinations. This statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS No. 141 are to be accounted for using one method, the purchase method. Prior to the issuance of this statement, subject to certain criteria, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. The two methods produce different financial statement results. The single-method approach used in SFAS No. 141 reflects the conclusion that virtually all business combinations are acquisitions and therefore should be accounted for in the same manner as other asset acquisitions based on the values exchanged. This statement provides expanded and revised guidance related to the allocation of the purchase price to goodwill and other intangibles arising from the business combination. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001.

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

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

Note 1 - Summary of Significant Accounting Policies - Continued

other intangibles be tested for impairment at least annually by comparing fair values of those assets with their recorded amounts. Additional disclosure requirements also are provided. The provisions of SFAS No. 142 are required to be applied in fiscal years beginning after December 15, 2001.

The adoption of SFAS No. 141 and SFAS No. 142 did not have a material effect on the Company's consolidated financial statements.

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

In December 2001, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. This statement reconciles and conforms the accounting and financial reporting provisions for similar transactions as applied to different entities within the financial services industry. It eliminates differences in disclosure practices where not warranted and should provide greater consistency in reporting by entities in the financial services industry. This statement is effective for annual and interim financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SOP 01-6 did not have a material effect on the Company's consolidated financial statements.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

Note 1 - Summary of Significant Accounting Policies - Continued

In December 2001, the Auditing Standards Board issued SAS No. 95, Generally Accepted Auditing Standards. This statement supersedes Generally Accepted Auditing Standards of SAS No. 1 and generally provides additional guidance to the independent auditor in the conduct of an audit engagement, primarily by addressing authoritative and nonauthoritative publications for audit consideration and guidance. This SAS is effective for audits of financial statements for periods beginning on or after December 15, 2001. The impact on the audit of the Company's consolidated financial statements resulting from the issuance of this auditing standard was not material.

In January 2002, the Auditing Standards Board issued SAS No. 96, Audit Documentation. This statement supersedes SAS No. 41, Working Papers and amends SAS No. 47, Audit Risk and Materiality in Conducting an Audit, SAS No. 56, Analytical Procedures and SAS No. 59, The Auditor's Consideration of an Entity's Ability to Continue as a Going Concern. This statement provides revised guidance to the independent auditor as to the type, purpose and requirements of audit documentation. This SAS is effective for audits of financial statements for periods beginning on or after May 15, 2002. The impact on the audit of the Company's consolidated financial statements resulting from the issuance of this auditing standard was not material.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 addresses accounting and financial reporting for extinguishments of debt, intangible assets of motor carriers and leases. SFAS No. 145 is effective for fiscal years beginning after and transactions occurring after May 15, 2002. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The statement addresses financial reporting and accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The primary difference between SFAS No. 146 and Issue 94-3 relates to the requirement for recognition of a liability related to the cost of an exit or disposal activity when the liability is incurred. Under 94-3, such liability would be recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

In June 2002, the Auditing Standards Board issued SAS No. 97, Amendment to Statement on Auditing Standards No. 50, Reports on the Application of Accounting Principles. This statement prohibits an accountant from providing a written report on the application of accounting principles not involving facts and circumstances of a specific entity. This SAS is effective for written reports issued or oral advice provided on or after June 30, 2002. The impact on the audit of the Company's consolidated financial statements resulting from the issuance of this auditing standard is not expected to be material.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

Note 1 - Summary of Significant Accounting Policies - Continued

In September 2002, the Auditing Standards Board issued SAS No. 98, Omnibus Statement on Auditing Standards - 2002. This statement revises and amends several previously issued Statements on Auditing Standards. The changes required impose enhanced quality controls and audit considerations on a firm of independent auditors in the conduct of their audit of a company's financial statements. The additional requirements primarily relate to more descriptive guidance on the application of auditing procedures, the auditors report and related disclosures and supplementary information. This SAS No. 98 was effective upon issuance except for the amendment to SAS No. 70, which is effective for reports issued on or after January 1, 2003. The impact on the audit of the Company's consolidated financial statements resulting from the issuance of this auditing standard was not material.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, an amendment of SFAS No. 72 and 144 and FASB Interpretation No. 9. Except for transactions between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of SFAS No. 72 and Interpretation 9 and requires those transactions be accounted for in accordance with SFAS No. 141 and 142. SFAS No. 147 also amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used. The provisions of SFAS No. 72 requiring the intangible recognition and subsequent amortization of any excess fair value of net liabilities assumed in an acquisition will no longer apply. SFAS No. 147 is essentially effective as of October 1, 2002. As a result, the Company adopted SFAS No. 147 on October 1, 2002, with no material impact on the Company's consolidated financial statements.

In October 2002, the Auditing Standards Board issued SAS No. 99, Consideration of Fraud in a Financial Statement Audit. This statement supersedes SAS No. 82 and amends SAS No. 1 and SAS No. 85. SAS No. 99 describes fraud and its characteristics; discusses the need for auditors to exercise professional skepticism; requires (as part of planning the audit) that there be a discussion among the audit team members regarding the risks of material misstatement due to fraud; and requires auditors to gather information necessary to identify risks of material misstatement due to fraud. This SAS is effective for audits of financial statements for periods beginning on or after December 15, 2002. The impact on the audit of the Company's consolidated financial statements resulting from the issuance of this auditing standard is not expected to be material.

In November 2002, the Auditing Standards Board issued SAS No. 100, Interim Financial Information. This statement supersedes SAS No. 71 and establishes standards on the nature, timing and extent of the procedures to be performed by an independent accountant when conducting a review of interim financial information. This SAS is effective for interim periods within fiscal years beginning after December 15. 2002. The impact on the audit of the Company's consolidated financial statements resulting from the issuance of this auditing standard is not expected to be material.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

Note 1 - Summary of Significant Accounting Policies - Continued

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation changes the current practice of accounting for, and the disclosures related to guarantees. Interpretation No. 45 requires certain guarantees to be recorded at fair value, which is a change from the current practice of generally only recording a liability when a loss is probable and reasonably estimable. The interpretation also requires a guarantor to make new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. The disclosure requirements of this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor's previous accounting for guarantees issued prior to the date of Interpretation No. 45 are not to be revised or restated to reflect the interpretation's provisions. The adoption of the disclosure requirements of Interpretation No. 45 did not have a material impact on the Company's consolidated financial statements. The adoption of the initial recognition and initial measurement provisions of Interpretation No. 45 is not expected to have a material impact on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This Statement also amends APB Opinion No. 28 to require disclosure about those effects in interim financial information. This Statement is effective for financial statements for fiscal years ending after December 15, 2002 and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the Company's consolidated financial statements.

In January 2003, the Auditing Standards Board Issued SAS No. 101, Auditing Fair Value Measurements and Disclosures. This statement establishes standards on auditing the measurement and disclosure of assets, liabilities, and specific components of equity presented or disclosed at fair value in financial statements. This SAS is effective for audits of financial statements for periods beginning on or after June 15, 2003. The impact on the audit of the Company's consolidated financial statements resulting from the issuance of this auditing standard is not expected to be material.

In January 2003, the FASB issued FIN 46, which clarifies the application of Accounting Research Bulletin ("ARB") 51, Consolidated Financial Statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

Note 1 - Summary of Significant Accounting Policies - Continued

companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. Management is currently assessing the impact of FIN 46, and does not expect this Interpretation to have a material impact to the Consolidated Financial Statements.

Earnings Per Common Share

Basic earnings per common share are computed by dividing earnings available to stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock, as prescribed by SFAS No. 128, Earnings per Share. The following reconciles the weighted average number of shares outstanding:


                                                                 2002                2001                2000
                                                            ---------------     ---------------    ----------------

Weighted average of common shares outstanding...........          8,717,303           8,484,624           8,316,756
Effect of dilutive options..............................          1,544,767           2,002,342           1,817,109
                                                            ---------------     ---------------    ----------------

Weighted average of common shares
   outstanding effected for dilution....................         10,262,070          10,486,966          10,133,865
                                                            ===============     ===============    ================

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, on December 31, 1998. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The statement requires that an enterprise classify items of other comprehensive income by their nature in the financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of a statement of financial condition. Comprehensive income is generally defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

Note 1 - Summary of Significant Accounting Policies - Continued

In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods. The disclosure of the reclassification amounts and other details of other comprehensive income are as follows:


                                                                        Years Ended December 31,
                                                     --------------------------------------------------------------
                                                            2002                  2001                  2000
                                                     ------------------    ------------------    ------------------
Unrealized gains (losses) on securities
   Unrealized holding gains arising
     during period................................   $          422,461    $          194,189    $        1,223,183
   Less reclassification adjustments for
     gains included in net income.................             (233,372)              (23,926)                   --
                                                     ------------------    ------------------    ------------------
   Net unrealized gains...........................              189,089               170,263             1,223,183
   Income tax related to items of other
     comprehensive loss...........................              (75,636)              (68,104)             (489,273)
                                                     ------------------    ------------------    ------------------

Other comprehensive income........................   $          113,453    $          102,159    $          733,910
                                                     ==================    ==================    ==================

Statements of Cash Flows

The Company considers cash, due from banks and short-term investments as cash equivalents in preparing the consolidated statements of cash flows. The following is supplemental disclosure to the statements of cash flows for the three years ended December 31, 2002.


                                                                        Years Ended December 31,
                                                     --------------------------------------------------------------
                                                            2002                  2001                  2000
                                                     ------------------    ------------------    ------------------

Cash paid during the year for interest............   $       22,657,501    $       28,542,252    $       19,339,175

Cash paid during the year for
   income taxes, net..............................              645,436             1,670,781             1,767,689

Non-cash Disclosures:
--------------------

Net increase in unrealized gains/
   losses on securities available-for-sale........              189,089               170,263             1,223,183

Tax benefit of non-qualified options exercised....              702,817                    --                    --

Loans transferred to foreclosed real estate
   during the year................................            5,029,426             4,920,288                    --

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

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


Note 3 - Restrictions on Cash and Due from Bank Accounts

The Bank is required to maintain average reserve balances either in vault cash, other cash items, or on deposit with the Federal Reserve. The average amount of those reserves required at December 31, 2002 and 2001 was approximately $3,467,000 and $3,530,000, respectively.


Note 4 - Securities

The carrying amounts of securities as shown in the consolidated statements of financial condition and their approximate fair values at December 31, 2002 and 2001 were as follows:

                                                                      Gross             Gross          Estimated
                                                   Amortized       Unrealized        Unrealized          Fair
                                                     Cost             Gains            Losses            Value
                                                --------------   --------------    -------------    --------------
Securities Available-for-Sale

December 31, 2002:
   Mortgage-backed securities...............    $   22,832,366   $       375,515   $           --   $    23,207,881
   State and municipal securities...........         1,294,471            39,543            4,433         1,329,581
   Corporate debt securities................        10,904,495                --          316,116        10,588,379
   Equity securities........................         1,635,961                --               --         1,635,961
                                                --------------   ---------------   --------------   ---------------

                                                $   36,667,293   $       415,058   $      320,549   $    36,761,802
                                                ==============   ===============   ==============   ===============

December 31, 2001:

   U. S. Government and
     agency securities......................    $   15,682,142   $       177,499   $      162,720   $    15,696,921
   Mortgage-backed securities...............           612,916             3,944               --           616,860
   Asset-backed securities..................         4,451,625            22,280               --         4,473,905
   State and municipal securities...........         2,665,900            14,694           89,978         2,590,616
   Corporate debt securities................         1,250,000                --           60,300         1,189,700
   Equity securities........................         1,325,861                --               --         1,325,861
                                                --------------   ---------------   --------------   ---------------

                                                $   25,988,444   $       218,417   $      312,998   $    25,893,863
                                                ==============   ===============   ==============   ===============

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

Note 4 - Securities - Continued

The contractual maturities of securities available-for-sale at December 31, 2002, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                                     Amortized           Fair
Securities Available-for-Sale                                                          Cost              Value
-----------------------------                                                     --------------   ---------------

   Due in one year or less......................................................  $        32,132  $         32,132
   Due after one year through five years........................................        4,950,484         4,992,639
   Due after five years through ten years.......................................        9,371,082         9,500,313
   Due after ten years..........................................................       20,677,634        20,600,757
   Equity securities............................................................        1,635,961         1,635,961
                                                                                  ---------------  ----------------

                                                                                  $    36,667,293  $     36,761,802
                                                                                  ===============  ================

Mortgage-backed securities have been included in the maturity tables based upon the guaranteed payoff date of each security.

Gross realized gains and losses on dispositions of securities available-for-sale for the years ended December 31, 2002, 2001 and 2000 were as follows:


                                                                 2002                2001                2000
                                                            ---------------     ---------------    ----------------

   Realized gains.......................................    $       350,233     $        23,926    $             --
   Realized losses......................................            116,861                  --                  --

Equity securities include a restricted investment in Federal Home Loan Bank stock which must be maintained to secure available lines of credit. The amount of investment in this stock amounted to $1,560,100 and $1,250,000 at December 31, 2002 and 2001.

Securities pledged to secure public funds on deposit and for other purposes as required by law amounted to approximately $20,873,000 and $23,702,000 at December 31, 2002 and 2001, respectively.


              [The remainder of this page intentionally left blank]

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

Note 5 - Loans

The Company grants loans to customers primarily in Morgan, Madison and Jefferson counties of North and Central Alabama.

The major classifications of loans as of December 31, 2002 and 2001 are as follows:


                                                                                       2002              2001
                                                                                  ---------------  ---------------

   Commercial, financial and agricultural.......................................  $   132,236,338  $    138,344,502
   Real estate - construction...................................................       60,205,855        70,073,145
   Real estate - mortgage.......................................................      311,508,055       274,675,368
   Consumer.....................................................................       19,899,254        22,287,596
                                                                                  ---------------  ----------------
                                                                                      523,849,502       505,380,611
   Allowance for loan losses....................................................       26,990,594         6,074,230
                                                                                  ---------------  ----------------

   Net loans....................................................................  $   496,858,908  $    499,306,381
                                                                                  ===============  ================

Total loans, which the Bank considered to be impaired at December 31, 2002 and 2001, were $15,794,000 and $4,062,000, respectively. All of these loans were on nonaccrual status and had related allowances of $2,991,000 and $897,000, respectively. Collateral dependent loans, which were measured at the fair value of the collateral, constituted the majority of impaired loans at December 31, 2002 and 2001. The average recorded investment in impaired loans for the years ended December 31, 2002 and 2001 was approximately $10,324,000 and $5,275,000, respectively. No material amount of interest income was recognized on impaired loans for the years ended December 31, 2002 and 2001. For the years ended December 31, 2002 and 2001, the difference between gross interest income that would have been recorded in such period if the nonaccruing loans had been current in accordance with their original terms and the amount of interest income on those loans that was included in such period's net income was approximately $561,000 for 2002 and $519,000 for 2001.

The Bank has no commitments to loan additional funds to the borrowers of non-accrual loans.

Commercial and residential real estate loans pledged to secure Federal Home Loan Bank advances amounted to approximately $86,353,000 and $87,089,000 at December 31, 2002 and 2001, respectively (see Note 9).


              [The remainder of this page intentionally left blank]

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

Note 6 - Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, 2002, 2001 and 2000 were as follows:


                                                                 2002                2001                2000
                                                            ---------------     ---------------    ----------------

Balance at beginning of year............................    $     6,074,230     $     5,064,889    $      3,035,549

Charge-offs.............................................         (8,825,046)         (2,695,237)         (1,454,447)
Recoveries..............................................            272,676             102,531              94,814
                                                            ---------------     ---------------    ----------------
   Net charge-offs......................................         (8,552,370)         (2,592,706)         (1,359,633)

Provision for loan losses...............................         29,468,734           3,602,047           3,388,973
                                                            ---------------     ---------------    ----------------

Balance at end of year..................................    $    26,990,594     $     6,074,230    $      5,064,889
                                                            ===============     ===============    ================

Note 7 - Premises and Equipment

Premises and equipment as of December 31, 2002 and 2001 is as follows:


                                                                                       2002              2001
                                                                                  ---------------  ---------------

    Land  ......................................................................  $     1,152,443  $        930,595
    Buildings...................................................................        1,879,962         1,565,225
    Land and leasehold improvements.............................................        1,761,777         1,675,856
    Furniture and equipment.....................................................        3,927,885         3,179,740
    Automobiles.................................................................          188,220           135,364
    Construction in progress....................................................               --           183,559
                                                                                  ---------------  ----------------
                                                                                        8,910,287         7,670,339
    Accumulated depreciation....................................................        1,804,581         1,263,317
                                                                                  ---------------  ----------------

    Premises and equipment, net.................................................  $     7,105,706  $      6,407,022
                                                                                  ===============  ================

The provision for depreciation charged to occupancy and equipment expense for the years ended December 31, 2002, 2001 and 2000 was $597,989, $437,263 and
$324,834, respectively.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


Note 8 - Deposits

The aggregate amounts of time deposits of $100,000 or more, including certificates of deposit of $100,000 or more at December 31, 2002 and 2001 were $146,208,880 and $141,220,175, respectively. Time deposits of less than $100,000 totaled $244,446,429 and $239,830,989 at December 31, 2002 and 2001,
respectively. Demand deposits reclassified as loan balances as of December 31, 2002 and 2001 amounted to $134,739 and $271,982, respectively.

The maturities of time certificates of deposit and other time deposits issued by the Bank at December 31, 2002, are as follows:


     Years Ending December 31,
                2003.............................................................................  $    267,737,736
                2004.............................................................................        73,918,671
                2005.............................................................................        36,398,208
                2006.............................................................................         7,415,927
                2007.............................................................................         5,184,767
                                                                                                   ----------------

                  Total..........................................................................  $    390,655,309
                                                                                                   ================

Note 9 - Short-term Borrowings

On October 30, 2002, the Company entered into a short-term loan agreement with a commercial bank, whereby the Company can borrow up to $7,500,000 bearing interest at LIBOR plus 2.5%. The note matures September 30, 2003 and is secured by the stock of the bank and guaranteed by the Board of Directors of the Company. It is the intention of management to seek renewal of this loan. The loan agreement contains certain restrictive covenants that the Company is either in compliance with or has requested and received waivers for until March 31, 2003. At December 31, 2002 the balance was $6,650,000 whereas at December 31, 2001 there were no borrowings.


              [The remainder of this page intentionally left blank]

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

Note 10 - Long-term Debt

At December 31, 2002 and 2001, the Bank had long-term debt totaling $33,000,000 and $23,000,000, respectively.

Long-term debt consists of the following at December 31, 2002 and 2001:


                                                                                       2002              2001
                                                                                  ---------------  ---------------
Long-term  Federal  Home Loan Bank  advances;  at December   31, 2002 -
   maturity  dates of February 2011  through   February   2012,   fixed
   interest  rates ranging from 3.85% to 4.97%; at December  31, 2001 -
   maturity dates in February  2011,  fixed interest rates ranging from
   4.16% to 4.97;  all  of the  debt  at  December 31, 2002 and 2001 is subject to early  termination  options  y  the  Bank and  conversion
   by  the  issuer   into  a  three  month  LIBOR-based  floating  rate
   advance; secured by real estate mortgage loans...............................  $    23,000,000  $    13,000,000

Long-term  Heritage  Financial  Statutory  Trust  advance from a pooled trust  preferred  private  placement  for  subordinated  debentures;
   dated  February  22, 2001,  interest   rate  fixed  at  10.20%,  the
   subordinated   debenture   has a  30-year  life  with a call  option
   of  10  years,  subject   to   regulatory   approval,   or  earlier,
   dependent  upon  certain  changes in tax or investment company laws,
   or regulatory capital requirements...........................................       10,000,000       10,000,000
                                                                                  ---------------  ---------------

                                                                                  $    33,000,000  $    23,000,000
                                                                                  ===============  ===============


Maturities of long-term debt following December 31, 2002, are as follows:


          Years Ending December 31,
                2003.............................................................................  $             --
                2004.............................................................................                --
                2005.............................................................................                --
                2006.............................................................................                --
                2007.............................................................................                --
                Thereafter.......................................................................        33,000,000
                                                                                                   ----------------

                  Total..........................................................................  $     33,000,000
                                                                                                   ================

Note 11 - Stockholders' Equity

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

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

Note 11 - Stockholders' Equity - Continued

At December 31, 2002 and 2001, stockholders' equity of the Company consisted of the following:



Preferred Stock: 10,000,000 shares authorized, with a par value of $0.01 per share, none issued.

Common Stock: 40,000,000 shares authorized, with a par value of $0.01 per share, 8,821,144 shares and 8,515,147 shares issued and outstanding as of December 31, 2002 and 2001, respectively. Voting rights equal to one vote per share.

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


On March 26, 2003, the Company commenced a private placement of up to 1,000,000 shares of common stock to raise up to $3,340,000 in equity capital. The private placement is being conducted in order to augment the capital levels of the Company and the Bank. The Company intends to use the net proceeds of the offering to make a capital contribution to the Bank. The offering is being made only to a limited number of investors, including the directors and officers of the Company and the Bank and certain other accredited investors.


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


Note 12 - Reorganization

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

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

Note 12 - Reorganization - Continued

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


Note 13 - Regulatory Capital Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total Capital and Tier I Capital to risk-weighted assets (as defined in the regulations), and Tier I Capital (Leverage) to adjusted total assets (as defined). Management believes, as of December 31, 2002, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank will have to maintain minimum Total Capital, Tier I Capital and Tier I Leverage ratios as disclosed in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank and Company have agreed to meet certain capital ratios. As of December 31, 2002, management of the Company and the Bank have taken steps to increase the Bank's Tier I leverage ratio to 7.5% and to be "well-capitalized" as defined by the FDIC. The Bank's Tier I leverage ratio should be no less than 8 % by March 31, 2003, and the Bank should maintain a ratio of at least 8%. The Bank did not achieve a Tier I leverage ratio of 7.5% as of December 31, 2002 and the Bank may fail to achieve a Tier I leverage ratio of 8% if the Bank is unable to acquire additional capital. Should the Tier I leverage ratio fall below the minimum desired levels, the Bank will take steps to increase capital sufficient to meet desired ratios within 30 days.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

Note 13 - Regulatory Capital Matters - Continued

The Company's and Bank's actual capital amounts and ratios are also presented in the table.


                                                                                               To Be Well Capitalized
                                                                                                    Under Prompt
                                                                      For Capital                 Corrective Action
                                          Actual                   Adequacy Purposes                 Provisions
                                 ------------------------     -------------------------     ---------------------------
                                     Amount        Ratio          Amount         Ratio          Amount           Ratio
                                 -------------    -------     -------------     -------     -------------       -------
                                                                      (In thousands)
As of December 31, 2002:

Total Capital
   Consolidated...............   $      39,436       7.81%    $      40,410        8.00%    $      50,513         10.00%
   Heritage Bank..............          45,182       8.98            40,233        8.00            50,292         10.00
Tier I Capital
   Consolidated...............          30,749       6.09            20,205        4.00            30,308          6.00
   Heritage Bank..............          38,640       7.68            20,117        4.00            30,175          6.00
Tier I Leverage
   Consolidated...............          30,749       4.94            24,923        4.00            31,154          5.00
   Heritage Bank..............          38,640       5.99            25,794        4.00            32,243          5.00


As of December 31, 2001:

Total Capital
   Consolidated...............   $      52,254      10.69%    $      39,106        8.00%    $      48,882         10.00%
   Heritage Bank..............          50,899      10.42            39,080        8.00            48,850         10.00
Tier I Capital
   Consolidated...............          46,180       9.45            19,553        4.00            29,329          6.00
   Heritage Bank..............          44,825       9.18            19,540        4.00            29,310          6.00
Tier I Leverage
   Consolidated...............          46,180       7.86            23,516        4.00            29,395          5.00
   Heritage Bank..............          44,825       7.63            23,500        4.00            29,376          5.00

Note 14 - Incentive Stock Compensation Plan

The Company entered into an Incentive Stock Compensation Plan (the "Compensation Plan") with the Company's directors and certain key officers and employees. Under the Compensation Plan, the Company has entered into Incentive Stock Option Agreements and Nonqualified Option Agreements (together the "Agreements") which provide for these directors and key employees to purchase shares of the Company's $0.01 par value common stock at the fair market value at the dates of grant. The options granted under the Agreements may be exercised within 5 years and 10 years from the dates of grant. The following summary sets forth activity under the Agreements for the years ended December 31, 2002, 2001 and 2000:

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

Note 14 - Incentive Stock Compensation Plan - Continued

Fixed Options


                                                2002                      2001                       2000
                                      ------------------------  ------------------------  ------------------------
                                                    Weighted                   Weighted                  Weighted
                                                     Average                    Average                   Average
                                                    Exercise                   Exercise                  Exercise
                                        Options       Price        Options       Price       Options       Price
                                      -----------  -----------  -----------  -----------  -----------   ----------
Outstanding, beginning of the year..    3,957,032  $      3.77    3,970,032  $      3.72    4,008,000   $     3.70
   Granted..........................      120,000         3.34       23,000        11.50        2,000        10.00
   Exercised........................     (451,016)        3.89      (36,000)        2.42      (39,968)        1.67
   Forfeited........................     (387,000)        3.70           --         0.00           --         0.00
                                      -----------               -----------               -----------
Outstanding, end of the year........    3,239,016         3.75    3,957,032         3.77    3,970,032         3.72
                                      ===========               ===========               ===========

Exercisable, end of the year........    1,559,816         3.92    1,630,232         4.03    1,227,632         4.05

Weighted average fair value of options
   granted during the year..........  $      1.52               $      3.43               $      3.38

Information pertaining to options outstanding at December 31, 2002, is as follows:

                                                                    Outstanding        Expiration        Options
                                                                      Number              Date         Exercisable
                                                                 ----------------   --------------   --------------

Options with an exercise price of $2.84.......................             64,478         04/17/03           64,478
Options with an exercise price of $3.34.......................            300,000         07/14/03          300,000
Options with an exercise price of $3.34.......................             72,000         07/08/09           24,000
Options with an exercise price of $3.34.......................          2,448,000         08/24/08          972,000
Options with an exercise price of $3.34.......................             60,000         03/25/03               --
Options with an exercise price of $5.50.......................             60,000         07/01/04           60,000
Options with an exercise price of $6.50.......................              6,000         07/01/04            6,000
Options with an exercise price of $6.50.......................              2,000         07/08/04            2,000
Options with an exercise price of $6.50.......................              2,000         09/16/04            1,200
Options with an exercise price of $7.50.......................            120,000         11/07/09           36,000
Options with an exercise price of $10.00......................             86,538         12/28/04           86,538
Options with an exercise price of $10.00......................              2,000         01/28/05            1,200
Options with an exercise price of $11.50......................             16,000         03/02/06            6,400

Of the 3,239,016 outstanding options at December 31, 2002, 1,559,816 were exercisable with the remaining 1,679,200 having remaining vesting periods of up to approximately 7 years. The weighted average exercise price of the exercisable options at December 31, 2002, was $3.92. Exercise prices for options outstanding as of December 31, 2002, ranged from $2.84 to $11.50. Total unexercised options of 3,239,016 have a weighted average contractual life of 4.83 years and a weighted average exercise price of $3.75.

At December 31, 2002, the shares under option include nonqualified options of 2,682,000 issued primarily to Company directors and incentive stock options of 557,016 issued to certain key employees of the Company.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


Note 14 - Incentive Stock Compensation Plan - Continued

If the Company had elected to recognize compensation cost for options granted in 2002, 2001 and 2000, based on the fair value of the options as permitted by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                                              Years Ended December 31,
                                                                  -------------------------------------------------
                                                                        2002              2001            2000
                                                                  ----------------   -------------   --------------

Net income (loss):
   As reported..................................................  $    (14,412,783)  $   2,365,921   $    2,187,531
   Pro forma....................................................       (14,529,404)      1,801,959        1,453,844

Basic earnings (loss) per share:
   As reported..................................................  $         (1.65)   $        0.28   $        0.26
   Pro forma....................................................            (1.67)            0.21            0.17

Diluted earnings (loss) per share:
   As reported..................................................  $         (1.40)   $        0.23   $        0.22
   Pro forma....................................................            (1.42)            0.17            0.14

All options are assumed to be exercised in the calculations of diluted average common shares outstanding, causing the equivalent number of shares outstanding on a diluted basis to be greater than that used to calculate basic earnings per share by 1,544,767, 2,002,342 and 1,817,109 for 2002, 2001 and 2000,
respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model for 2002, 2001 and 2000 grants:


                                                                         2002             2001            2000
                                                                     -------------   -------------   --------------

Expected dividend yield.......................................                0.00%           0.00%            0.00%
Expected stock price volatility...............................               26.00           21.70            24.20
Risk-free interest rate.......................................                4.00            4.95             6.00
Expected life of options......................................              1 year         5 years          5 years

The effects of applying FAS 123 for providing pro forma disclosures are not likely to be representative of the effects on reported earnings for future years, nor are the dividend estimates representative of commitments on the part of the Bank's Board.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


Note 15 - Other Operating Expenses

The major components of other operating expenses included in noninterest expenses at December 31, 2002, 2001 and 2000 are as follows:

                                                                 2002                2001                2000
                                                            ---------------     ---------------    ----------------

Professional fees.......................................    $     1,275,308     $       582,783    $        471,283
Charge off and collection expense.......................            532,782             139,469              12,642
Loan fees and services..................................            453,301             302,525             199,763
Data processing.........................................            420,998             190,300             136,168
Advertising.............................................            401,505             336,017             290,941
Supplies................................................            398,449             262,024             294,201
Telephone...............................................            240,428             170,874             157,816
Postage.................................................            141,624             125,546              90,207
Exam and assessment.....................................            138,000             122,056              72,408
Other...................................................          1,287,962           1,098,751             894,895
                                                            ---------------     ---------------    ----------------

                                                            $     5,290,357     $     3,330,345    $      2,620,324
                                                            ===============     ===============    ================

Note 16 - Income Taxes

Federal and state income taxes receivable (payable) as of December 31, 2002 and 2001 included in other assets (other liabilities), were as follows:


                                                                                       2002              2001
                                                                                  ---------------  ---------------
   Current
     Federal....................................................................  $     2,041,058  $        166,712
     State......................................................................           54,843          (127,352)

The components of the net deferred income tax asset included in other assets as of December 31, 2002 and 2001 are as follows:

                                                                                       2002              2001
                                                                                  ---------------  ---------------
   Deferred tax asset:
     Federal....................................................................  $     8,283,071  $      1,671,166
     State......................................................................        1,292,401           294,723
                                                                                  ---------------  ----------------
       Deferred income tax asset................................................        9,575,472         1,965,889

     Valuation allowance for tax law provision..................................         (319,472)               --
                                                                                  ---------------  ----------------
       Total deferred income tax asset..........................................        9,256,000         1,965,889

   Deferred tax liability:
     Federal....................................................................         (465,818)         (288,808)
     State......................................................................          (60,771)          (50,966)
                                                                                  ---------------  ----------------
       Total deferred income tax liability......................................         (526,589)         (339,774)
                                                                                  ---------------  ----------------

       Net deferred tax asset...................................................  $     8,729,411  $      1,626,115
                                                                                  ===============  ================

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

Note 16 - Income Taxes - Continued

The tax effects of each type of income and expense item that gave rise to deferred taxes are:


                                                                                       2002              2001
                                                                                  ---------------  ---------------
     Depreciation...............................................................  $      (474,204) $       (339,774)
     Allowance for loan losses..................................................        8,437,534         1,810,821
     Net operating loss carryforward............................................          458,642                --
     Unamortized expenses.......................................................           27,466            34,068
     Net unrealized losses (gains) on securities available-for-sale.............          (37,803)           37,833
     Deferred compensation on stock options.....................................          297,373            82,098
     Other......................................................................           20,403             1,069
                                                                                  ---------------  ----------------

     Net deferred tax asset.....................................................  $     8,729,411  $      1,626,115
                                                                                  ===============  ================

The components of income tax expense (benefit) for the years ended December 31, 2002, 2001 and 2000 were as follows:

                                                                      2002             2001              2000
                                                                ----------------  ---------------  ----------------
   Current
     Federal..................................................  $     (1,132,120) $     1,361,567  $      1,641,466
     State....................................................           (54,844)         127,347           121,036

   Deferred
     Federal..................................................        (6,022,845)        (224,469)         (655,483)
     State....................................................          (677,412)         (40,479)         (115,850)
                                                                ----------------  ---------------  ----------------

                                                                $     (7,887,221) $     1,223,966  $        991,169
                                                                ================  ===============  ================

Tax effect of securities transactions for the years ended December 31, 2002, 2001 and 2000 were approximately $104,668, $9,570 and $-0-, respectively.

The principal reasons for the difference in the effective tax rate and the federal statutory rate are as follows for the years ended December 31, 2002, 2001 and 2000:

                                                                 2002                2001                2000
                                                            ---------------     ---------------    ----------------

Statutory federal income tax rate.......................              (34.0)%              34.0%               34.0%

Effect on rate of:
   Tax exempt security income...........................               (0.2)               (1.2)               (1.3)
   Tax exempt loan income...............................               (0.1)               (0.4)               (0.5)
   State income tax, net of federal tax.................               (3.2)                1.2                (1.1)
   Devaluation of tax carryover benefits................                1.4                 0.0                 0.0
   Other ...............................................                0.7                 0.5                 0.1
                                                            ---------------     ---------------    ----------------

Effective income tax rate...............................              (35.4)%              34.1%               31.2%
                                                            ===============     ===============    ================

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


Note 17 - Retirement Plan

The Bank adopted a 401(k) Plan ("the Plan") on August 1, 1995. The Plan covers substantially all employees, subject to eligibility requirements. Employees may defer up to fifteen percent of their compensation, not to exceed $11,000, with a fifty percent matching employer contribution of up to six percent of compensation. Total expense included in salary and benefits for years ended December 31, 2002, 2001 and 2000 was $91,859, $65,604 and $50,032, respectively.

The Bank also adopted an Employee Stock Purchase Plan (the "Stock Plan") on June 20, 1995. The Company assumed the Stock Plan in its holding company reorganization that was finalized in August 2000. The Stock Plan covers substantially all employees, subject to eligibility requirements. Under the Stock Plan, employees are given the opportunity to subscribe to purchase shares of the Company's common stock at a purchase price equivalent to 85% of the stated fair value of the common stock, as determined by the board of directors of the Company. The stated fair value of the common stock at December 31, 2002 and 2001 was $9.50 and $12.50 per share, respectively. Employee contributions to the Stock Plan are made through payroll deduction. The maximum number of shares available-for-sale under the Stock Plan is 100,000. The Board approved and ratified modification of the Employee Stock Purchase Plan on May 8, 2001.

Note 18 - Commitments and Contingencies

In the normal course of business, the Bank offers a variety of financial products to its customers to aid them in meeting their requirements for liquidity, credit enhancement and interest rate protection. Generally accepted accounting principles recognize these transactions as contingent liabilities and, accordingly, they are not reflected in the accompanying financial statements.

Loan commitments are made to accommodate the financial needs of the Company's customers. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Historically, most loan commitments and standby letters of credit expire unused. The Company's exposure to credit loss in the event of nonperformance by the counter-party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

              [The remainder of this page intentionally left blank]

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


Note 18 - Commitments and Contingencies - Continued

A summary of the Bank's commitments and contingent liabilities at December 31, 2002 and 2001, is as follows:

                                                                                             Contract or
                                                                                           Notional Amount
                                                                                  --------------------------------
                                                                                       2002              2001
                                                                                  ---------------  ---------------

   Commitments to extend credit.................................................  $    75,574,000  $     68,927,000
   Credit card arrangements.....................................................               --         3,047,000
   Standby letters of credit....................................................        3,259,000         3,174,000

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

Note 19 - Concentrations of Credit

All of the Bank's  loans,  commitments  and  commercial  and standby  letters of
credit  have  been  granted  to  customers  in  the  Bank's  market  area.   The
concentrations of credit by type of loan are set forth in Note 5.

The Bank maintains its cash accounts at various commercial banks in Alabama, Georgia and Tennessee. The total cash balances in commercial banks are insured by the FDIC up to $100,000. Total uninsured balances held at commercial banks at December 31, 2002 and 2001 amounted to $-0- and $128,412, respectively.

Note 20 - Restrictions on Dividends

The Bank is subject to the dividend restrictions set forth by the State Banking Department. Under such restrictions, the Bank may not, without the prior approval of the State Banking Department, declare dividends in excess of the sum of the current year's earnings plus the retained earnings from the prior two years. For the year ending December 31, 2003, the Bank cannot declare dividends, without prior regulatory approval.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

Note 21 - Leases

The Bank has various operating lease agreements involving land, buildings and equipment. These leases are noncancellable and expire on various dates. The leases provide for renewal options and generally require the Bank to pay maintenance, insurance and property taxes. For the years ended December 31, 2002, 2001 and 2000, rental expense for such lease agreements was $635,667, $457,615 and $358,938, respectively.

Future minimum lease payments under these operating lease agreements at December 31, 2002, are as follows:


     Years Ending December 31,
                2003.............................................................................  $        473,147
                2004.............................................................................           478,313
                2005.............................................................................           465,894
                2006.............................................................................           468,897
                2007.............................................................................           421,293
                Thereafter.......................................................................         1,264,845
                                                                                                   ----------------

                  Total minimum lease payments...................................................  $      3,572,389
                                                                                                   ================

Note 22 - Related Party Transactions

Loans: Certain directors, executive officers and principal stockholders including their immediate families and associates were loan customers of the Bank during 2002 and 2001. Such loans are made in the ordinary course of business at normal credit terms, including interest rates and collateral and do not represent more than a normal risk of collection. Total loans to these persons at December 31, 2002 and 2001, amounted to $14,895,966 and $15,067,983, respectively. Activity during 2002 and 2001 in loans to related parties is as follows:


                                                                                       2002              2001
                                                                                  ---------------  ---------------

   Balance at beginning of year.................................................  $    15,067,983  $     13,767,900
     New loans..................................................................        5,227,395         6,746,436
     Repayments.................................................................       (5,248,925)       (5,446,353)
     Change in composition......................................................         (150,487)               --
                                                                                  ---------------  ----------------

   Balance at end of year.......................................................  $    14,895,966  $     15,067,983
                                                                                  ===============  ================

Deposits: Deposits held from related parties were $3,511,847 and $4,358,804 at December 31, 2002 and 2001, respectively.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

Note 23 - Litigation

The Bank has received demand letters from two former directors, officers and employees of the Bank. The Bank terminated such officers in November 2002 for cause, as such term is defined by their respective employment contracts. One officer has claimed monetary compensation, stock options and attorneys' fees, while the second officer has claimed monetary compensation, as well as stock options and payment of country club dues for two years following the date of his termination. The Bank maintains that it terminated each of these officers for "cause" and that it is under no obligation to pay them any additional compensation. On March 14, 2003, one of these officers filed a lawsuit against the Bank in the Circuit Court for Morgan County, Alabama, alleging breach of contract and demanding the benefits due under his employment agreement. The Bank intends to vigorously defend this and any other action brought against the Bank by either of the officers, and does not believe that the final outcome will have a material impact on the Bank or the Company.


Note 24 - Fair Value of Financial Instruments


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

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


Note 24 - Fair Value of Financial Instruments - Continued

Short-Term Borrowings: The carrying amounts of short-term borrowings approximate their fair values.

Long-term Debt: Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees
Written: The fair value of commitments, letters of credit and financial guarantees is estimated to be approximately the same as the notional amount of the related commitment.

The estimated fair values of the Company's financial instruments as of December 31, 2002 and 2001 are as follows:


                                                             2002                               2001
                                               --------------------------------   --------------------------------
                                                   Carrying           Fair           Carrying            Fair
                                                   Amount             Value            Amount            Value
                                               ---------------  ---------------   ---------------  ---------------
                                                        (in thousands)                     (in thousands)

Financial Assets
   Cash and short-term investments..........   $        13,539  $         13,539  $        13,702  $         13,702
   Securities...............................            36,810            36,810           25,894            25,894
   Mortgage loans held-for-sale.............            12,343            12,343           12,548            12,548
   Loans....................................           523,850           554,047          505,381           529,578
   Accrued interest receivable..............             3,404             3,404            3,873             3,873
                                               ---------------  ----------------  ---------------  ----------------

     Total Financial Assets.................   $       589,946  $        620,143  $       561,398  $        585,595
                                               ===============  ================  ===============  ================
Financial Liabilities
   Deposits.................................   $       525,631  $        527,869  $       504,310  $        513,757
   Short-term borrowings....................             6,650             6,650               --                --
   Subordinated debentures..................            10,000            10,000           10,000            10,308
   FHLB Advances............................            23,000            30,829           13,000            13,778
   Accrued interest payable.................             3,289             3,289            4,205             4,205
                                               ---------------  ----------------  ---------------  ----------------

     Total Financial Liabilities............   $       568,570  $        578,637  $       531,515  $        542,048
                                               ===============  ================  ===============  ================

Unrecognized Financial Instruments
   Commitments to extend credit.............   $        75,574  $         75,574  $        71,974  $         71,974
   Standby letters of credit................             3,259             3,259            3,174             3,174
                                               ---------------  ----------------  ---------------  ----------------


     Total Unrecognized Financial
       Instruments..........................   $        78,833  $         78,833  $        75,148  $         75,148
                                               ===============  ================  ===============  ================

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

Note 25 - Condensed Parent Company Information

Statements of Financial Condition


                                                                                            December 31,
                                                                                  ---------------------------------
                                                                                       2002              2001
                                                                                  ---------------  ---------------
Assets
   Cash and due from banks......................................................  $        15,853  $        529,538
   Investment in and amounts due from subsidiaries (equity
     method) -eliminated upon consolidation.....................................       39,017,232        45,469,845
   Other assets.................................................................        2,530,043           961,623
                                                                                  ---------------  ----------------

       Total Assets.............................................................  $    41,563,128  $     46,961,006
                                                                                  ===============  ================

Liabilities and Stockholders' Equity

Liabilities
   Guaranteed preferred beneficial interest in the Company's
     subordinated debentures....................................................  $    10,310,000  $     10,310,000
   Note payable - commercial bank...............................................        6,650,000                --
   Other liabilities............................................................          900,082           527,126
                                                                                  ---------------  ----------------
       Total Liabilities........................................................       17,860,082        10,837,126

Stockholders' Equity............................................................       23,703,046        36,123,880
                                                                                  ---------------  ----------------

       Total Liabilities and Stockholders' Equity...............................  $    41,563,128  $     46,961,006
                                                                                  ===============  ================

              [The remainder of this page intentionally left blank]

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

Note 25 - Condensed Parent Company Information - Continued

Statements of Income

                                                                                      Years Ended December 31,
                                                                                  ---------------------------------
                                                                                       2002              2001
                                                                                  ---------------  ---------------

Income
   From subsidiaries - eliminated upon consolidation:
     Dividends..................................................................  $       720,000  $      2,115,710
     Management fees............................................................               --           218,000
     Interest income............................................................           31,357            27,228
                                                                                  ---------------  ----------------
       Total Income.............................................................          751,357         2,360,938
                                                                                  ---------------  ----------------

Expenses
   Interest expense.............................................................        1,099,886           905,562
   Salaries and benefits........................................................        2,119,946           394,734
   Other expenses...............................................................          538,525           471,462
                                                                                  ---------------  ----------------
       Total Expenses...........................................................        3,758,357         1,771,758
                                                                                  ---------------  ----------------

Income (loss) before income taxes and equity
   in undistributed earnings of subsidiary......................................       (3,007,000)          589,180
Income tax benefit..............................................................        1,279,879           583,857
                                                                                  ---------------  ----------------

Income (loss) before equity in undistributed earnings of subsidiary.............       (1,727,121)        1,173,037

Equity (deficit) in undistributed earnings of subsidiary........................      (12,685,662)        1,192,884
                                                                                  ---------------  ----------------

Net Income (Loss)...............................................................  $   (14,412,783) $      2,365,921
                                                                                  ===============  ================

              [The remainder of this page intentionally left blank]

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

Note 25 - Condensed Parent Company Information - Continued

Statements of Cash Flows

                                                                                      Years Ended December 31,
                                                                                  ---------------------------------
                                                                                       2002              2001
                                                                                  ---------------  ---------------

Operating Activities
   Net income (loss)............................................................  $   (14,412,783) $      2,365,921
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Equity in undistributed income of subsidiary...............................       12,685,662        (1,192,884)
     Deferred tax benefit.......................................................         (212,257)          (14,548)
     Other, net.................................................................          100,013          (778,339)
                                                                                  ---------------  ----------------
       Net Cash Provided By (Used In) Operating Activities......................       (1,839,365)          380,150
                                                                                  ---------------  ----------------

Investing Activities
   Capital injection in subsidiaries............................................       (6,500,000)      (10,320,200)
                                                                                  ---------------  ----------------
       Net Cash Used In Investing Activities....................................       (6,500,000)      (10,320,200)
                                                                                  ---------------  ----------------

Financing Activities
   Net proceeds from issuance of stock..........................................           48,766           118,656
   Compensatory options recognition.............................................        1,126,914            37,843
   Issuance of guaranteed preferred beneficial interest in the
     Company's subordinated debentures..........................................               --        10,310,000
   Loan proceeds - short-term borrowing.........................................        6,650,000                --
                                                                                  ---------------  ----------------
       Net Cash Provided By Financing Activities................................        7,825,680        10,466,499
                                                                                  ---------------  ----------------

Net Increase (Decrease) in Cash and Cash Equivalents............................         (513,685)          526,449

Cash and Cash Equivalents at Beginning of Year..................................          529,538             3,089
                                                                                  ---------------  ----------------

Cash and Cash Equivalents at End of Year........................................  $        15,853  $        529,538
                                                                                  ===============  ================

              [The remainder of this page intentionally left blank]

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


Note 26 - Quarterly Results of Operations (Unaudited)

Selected quarterly results of operations for the four quarters ended December 31 are as follows:



                                        First           Second           Third           Fourth
                                       Quarter          Quarter         Quarter          Quarter          Total
                                    -------------   -------------    -------------   -------------   -------------
                                                                    (In Thousands)
2002:
Total interest income...........    $      10,496   $      10,592    $      10,555   $      10,296   $       41,939
Total interest expense..........            5,492           5,238            5,404           5,608           21,742
Provision for loan losses.......              609           3,087            9,380          16,393           29,469
Net interest income (loss)
   after provision for
   loan losses..................            4,395           2,267           (4,229)        (11,705)          (9,272)
Other noninterest income........              543             458              573             701            2,275
Other noninterest expense.......            4,885           3,016            3,392           4,010           15,303
Income tax benefit..............               18              59            2,626           5,184            7,887
Net Income (Loss)...............               71            (232)          (4,422)         (9,830)         (14,413)

Per Common Share:
   Basic earnings (loss)........            0.01            (0.03)           (0.50)          (1.13)           (1.65)
   Diluted earnings (loss)......            0.01            (0.02)           (0.44)          (0.95)           (1.40)


2001:
Total interest income...........    $      10,953   $      11,058    $      11,348   $      10,894   $       44,253
Total interest expense..........            7,084           7,369            7,479           6,662           28,594
Provision for loan losses.......            1,046             981              850             725            3,602
Net interest income after
   provision for loan losses....            2,823           2,708            3,019           3,507           12,057
Other noninterest income........              337             370              410             439            1,556
Other noninterest expense.......            2,469           2,460            2,606           2,488           10,023
Income tax expense..............              273             188              323             440            1,224
Net Income......................              418             430              500           1,018            2,366

Per Common Share:
   Basic earnings...............             0.05            0.05             0.06            0.12             0.28
   Diluted earnings.............             0.04            0.04             0.05            0.10             0.23

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


Note 26 - Quarterly Results of Operations (Unaudited) - Continued

Selected quarterly results of operations for the quarters ended December 31 are as follows:


                                        First           Second           Third           Fourth
                                       Quarter          Quarter         Quarter          Quarter          Total
                                    -------------   -------------    -------------   -------------   -------------
                                                                    (In Thousands)
2000:
Total interest income...........    $       6,778   $       8,431    $       9,881   $      10,570   $       35,660
Total interest expense..........            3,848           5,065            6,351           6,754           22,018
Provision for loan losses.......              670             966              763             990            3,389
Net interest income after
   provision for loan losses....            2,260           2,400            2,767           2,826           10,253
Other noninterest income........              211             274              262             292            1,039
Other noninterest expense.......            1,789           1,964            2,078           2,282            8,113
Income tax expense..............              259             275              379              78              991
Net Income......................              423             435              572             758            2,188

Per Common Share:
   Basic earnings...............             0.05            0.05             0.07            0.09             0.26
   Diluted earnings.............             0.04            0.04             0.06            0.08             0.22

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III



ITEM 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information set forth under the captions "Directors and Executive Officers," "Executive Compensation," "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," and "Certain Relationships and Related Transactions" included in the Company's definitive proxy statement to be filed no later than April 15, 2003, in connection with the Company's 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES.

(a) Within the 90 days prior to the date of filing this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-14(c) and 15d-14(c). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. However, the Company recently has experienced several changes in top management, and the effectiveness of such disclosure controls and procedures is dependent on the Company's personnel to report any issues or matters required to be disclosed in the Company's SEC filings to the appropriate management personnel on a timely basis.

(b) As previously reported, banking regulatory authorities recently performed both a targeted, limited scope review of the Bank's loan portfolio and a safety and soundness examination of the Bank. In conjunction with these reviews, management commenced a comprehensive review of the Company's internal control structures. Management's review of the internal control structures of the Company and the Bank indicated significant weaknesses in the Company's and the Bank's internal controls and procedures, particularly with respect to the Bank's lending functions, including credit underwriting and loan review. As a result of the information gathered in the course of these reviews, management of both the Company and the Bank have taken steps to modify and supplement internal controls and procedures in order to augment the Company's reporting and to ensure timely evaluation of reporting regarding the operations of the Bank, particularly with respect to the credit and asset quality of the Bank. Furthermore, in the course of these reviews, the Company and the Bank determined that certain internal controls relating to loan policies and procedures have not been followed by Bank personnel, and have taken steps to correct these matters, including the dismissal of certain employees of the Bank. The Bank has retained a new President and Chief Executive Officer, and, additionally, the Company has changed outside legal counsel. Management has disclosed the control weaknesses discovered in the course of its review to its Audit Committee and to the outside auditors of the Company, and is continuing to seek their advice and support in revising and supplementing the internal controls and procedures of the Company and the Bank.

     The management of the Company and the Bank, including the Chief Executive Officer and Chief Financial Officer of the Company, does not expect that either the disclosure controls or the internal controls of the Company and the Bank will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Control issues can present particular difficulties for entities such as the Company and the Bank, which have experienced recent lapses in their control systems and are endeavoring to update their controls and procedures in a manner designed to prevent future lapses. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company or the Bank have been detected. These inherent limitations include the realities that judgment in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals in all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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

EXHIBIT NO.                           EXHIBIT

(2)-1 Plan of Reorganization and Agreement of Merger,dated as of March 14, 2000, by and among Heritage Financial Holding Corporation, Heritage Interim Corporation and Heritage Bank, filed as Exhibit 2 to the Company's current report on Form 8-K on November 9, 2000, is hereby incorporated herein by reference.

(3)-1 Certificate of Incorporation of Heritage Financial Holding Corporation, filed as Exhibit 1 to the Company's Registration Statement on Form 8-A, is hereby incorporated herein by reference.

(3)-2 Bylaws of Heritage Financial Holding Corporation,filed as Exhibit 2 to the
      Company's Registration   Statement on Form  8-A,  is  hereby  incorporated
      herein by reference.

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

(10)-1Heritage Financial Holding Corporation Employee Stock Purchase Plan, filed as Exhibit (4)-2 to the Company's Registration Statement on Form S-8
     (Registration No. 333-55942),  is hereby incorporated herein  by reference.

(10)-2Heritage Financial Holding Corporation Incentive Stock Compensation Plan, filed as Exhibit (4)-3 to the Company's Registration Statement on Form S-8
     (Registration No. 333-55942),  is  hereby incorporated herein by reference.

(10)-3Employment Agreement dated as of May 31, 1999, by and between Heritage Bank and Michael R. Washburn, filed as Exhibit ( 10)-6 to the Company's annual report on Form 10-KSB filed March 31,2001,is hereby incorporated by reference.

(10)-4Employment Agreement dated as of July 11, 2002, by and among Heritage Financial Holding Corporation, Heritage Bank and Thomas E. Hemmings, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 2002.

(10)-5Employment Agreement dated as of January 23, 2003, effective as of October 23, 2002, by and between Heritage Bank and Larry R. Mathews.

(10)-6Loan Agreement dated as of October  30,  2002,  by  and  between  Heritage
      Financial Holding Corporation and First Tennessee Bank National Association, filed as Exhibit 99.2 to the Company's Current Report on Form 8-K on November 5, 2002.

11   Statement  re:   computation   of  per  share  earnings

12   Statement re:  computation of ratios

21   Subsidiaries  of the  Registrant

24   Powers of Attorney.  See the  signature  page to this Annual Report on Form
     10-K

(99)-1 Chief Executive Officer - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)-2 Chief Financial Officer - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

During the Quarter ended December 31, 2002, the Company filed the following Current Reports on Form 8-K:

Form 8-K filed November 5, 2002 to disclose under Item 5 certain other events related to a review of the Bank by regulatory authorities.

(c)  Exhibits

The exhibits required to be filed with this Annual Report on Form 10-K pursuant to Item 601 of Regulation S-K are listed under "Exhibits" in Part III, Item 15(a) (3) of this Annual Report on Form 10-K, and are incorporated herein by reference.

(d)  Financial Statement Schedules.

The Financial Statement Schedules required to be filed with this Annual Report on Form 10-K are listed under "Financial Statement Schedules" in Part III, Item 15(a) (2) of this Annual Report on Form 10-K, and are incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          HERITAGE FINANCIAL HOLDING CORPORATION



Date:  March 28, 2003                         By:    /s/  Harold B. Jeffreys
     -----------------------                     -------------------------------
                                                 Harold B. Jeffreys
                                                 Interim Chief Executive Officer


Date:  March 28, 2003                         By:   /s/  Thomas E. Hemmings
     -----------------------                     -------------------------------
                                                 Thomas E. Hemmings
                                                 Chief Financial Officer

                                 CERTIFICATIONS

     I,   Harold B. Jeffreys, certify that:

     1. I have reviewed this annual report on Form 10-K of Heritage Financial Holding Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14, for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   Evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 28, 2003
     -------------------------
      /s/  Harold B. Jeffreys
     -------------------------

Harold B. Jeffreys
Interim President and Chief Executive Officer

                                 CERTIFICATIONS

     I,   Thomas E. Hemmings, certify that:

     1. I have reviewed this annual report on Form 10-K of Heritage Financial Holding Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14, for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   Evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 28, 2003
     -------------------------
      /s/  Thomas E. Hemmings
     -------------------------

Thomas E. Hemmings
Chief Financial Officer

                                                                  EXHIBIT (10)-5

                              EMPLOYMENT AGREEMENT

     THIS AGREEMENT (this "Agreement"), is made and entered into this 23rd day of January, 2003, but effective as of October 23, 2002, by and among Heritage Financial Holding Corporation, a Delaware corporation (hereinafter referred to as the "Company"), Heritage Bank, an Alabama state banking corporation (the "Bank"), and Larry R. Mathews (the "Executive").

                              W I T N E S S E T H:
                              - - - - - - - - - - -

     WHEREAS, the Company and the Bank desire to employ the Executive as President and Chief Executive Officer of the Bank on the terms and conditions hereinafter provided, and the Executive desires to accept such employment on the terms and conditions hereinafter set forth;

     NOW, THEREFORE, in consideration of the mutual promises, covenants and agreements set forth in this Agreement, the receipt and sufficiency of which are hereby acknowledged, the parties hereto, intending to be legally bound, do hereby agree as follows:

SECTION 1: EMPLOYMENT OF EXECUTIVE; DUTIES AND RESPONSIBILITIES


1.1 Employment of Executive. The Company and the Bank shall employ the Executive, and the Executive shall provide services to the Company and the Bank, as President and Chief Executive Officer of the Bank, upon and subject to the terms and conditions of this Agreement.

1.2 Term of Employment of Executive. Subject to the provisions of Section 3 hereof, the employment of the Executive by the Company and the Bank pursuant to this Agreement shall be for an initial term of three (3) years commencing on October 23, 2002, and ending on October 22, 2005; provided that such term may be renewed annually by mutual agreement of the Board of Directors of the Bank, the Board of Directors of the Company and the Executive for one additional year on each anniversary of the effective date of this Agreement such that, if such renewal election is made by the Bank and the Company, on each of such anniversary dates the remaining term hereunder will be three years. The period of the Executive's employment hereunder is referred to herein as the "Employment Period."

1.3 Offices and Positions of Executive. Except as otherwise mutually agreed by the Company, the Bank and the Executive and subject to Section hereof, the Executive shall serve as President and Chief Executive Officer of the Bank and any other position agreed upon by the parties.

1.4 Duties and Responsibilities. During the Employment Period, the Executive shall report directly to the Board of Directors of the Bank and the Board of Directors of the Company and shall perform such duties and responsibilities as the Board of Directors of the Bank and/or the Board of Directors of the Company shall reasonably assign to the Executive from time to time and as are commensurate with his position and which may be set forth in the Bank's bylaws. During the Employment Period, Executive shall devote his full business time, attention, skill and efforts to the performance of his duties hereunder, except during periods of illness or periods of vacation and leaves of absence consistent with the Company and Bank policies. The Executive may devote reasonable periods of time to serve as a director or advisor to other organizations, to charitable and community activities and to managing his personal investments, provided that such activities do not materially interfere with the performance of his duties to the Company or the Bank and are not in conflict or competitive with, or adverse to, the interests of the Company or the Bank. The Executive's office shall be located in the City of Decatur, Alabama, but the Executive understands and agrees that performance of his duties hereunder may involve extensive travel.

1.5 Board of Directors Position. The Bank and the Company shall each use its best efforts to cause the Executive to be elected to fill a vacant seat on the Board of Directors of the Bank. If so elected, the Executive agrees to serve as a member of the Board of Directors of the Bank, and the Bank agrees that the Executive shall be entitled to indemnification as provided by the terms of the Articles of Incorporation of the Bank, as amended from time to time, and the bylaws of the Bank, as amended from time to time, and that the Bank shall take any necessary steps to provide that the Bank's directors and officers insurance coverage shall extend to Executive.

SECTION 2: COMPENSATION; REIMBURSEMENT; AND BENEFITS

2.1 Base Salary and Bonus. During the Employment Period, the Company and/or the Bank shall pay to the Executive the annual base salary (the "Base Salary") at the rate of $185,000 per year (provided that nothing herein requires or shall be construed to require duplicate salary payments by each of the Bank and the Company), beginning October 23, 2002 and continuing at such rate until December 31, 2003. Beginning with calendar year 2004, the Base Salary shall be reviewed no less frequently than annually by the compensation committee of the Board of Directors of the Bank for the year 2004 and for each subsequent calendar year; if the Board of Directors in its discretion should modify the Base Salary upon any such review then, for purposes of this Agreement, the term Base Salary shall thereafter mean such modified amount, provided that the Base Salary may not be decreased without the consent of Executive.

     In addition to the Base Salary, the Company and/or the Bank may pay the Executive such bonus or bonuses, if any, as the Board of Directors of the Company and/or the Bank may from time to time determine. The Executive shall be eligible to be considered for bonuses under the Executive Management Bonus Program of the Company and/or the

     Bank, and specific criteria will be developed for the position of President and Chief Executive Officer of the Bank under the terms of such Executive Management Bonus Program.

2.2 Payment of Base Salary and Bonus. The Company and/or the Bank shall pay the Base Salary and bonuses, if any, due the Executive in accordance with the policy or policies of the Company and/or the Bank as in effect from time to time for the payment of salary and bonuses to senior executive personnel.

2.3 Incentive Stock Option. Within one hundred eighty (180) days of the effective date of this Agreement, the Company shall grant to Executive stock options (the "Option") to acquire one hundred twenty thousand (120,000) shares of the common stock of the Company, par value $0.01 per share, pursuant to and in accordance with the terms and conditions of the Heritage Financial Holding Corporation Incentive Stock Compensation Plan (the "Plan"), and the Option shall be an Incentive Stock Option (as defined in the Plan) as to the greatest number of shares permitted pursuant to the Plan and shall be a Supplemental Stock Option (as defined in the Plan) with respect to the remaining shares. The per share exercise price of the Option shall be not less than the fair market value of a share of common stock of the Company as of the date of the grant, as required under the terms of the Plan. The Option shall vest according to the following schedule: (i) 20,000 shares shall vest immediately upon the date of the grant; (ii) 20,000 shall vest on the first anniversary of the date of the grant; (iii) 20,000 shall vest on the second anniversary of the date of the grant; (iv) 20,000 shall vest on the third anniversary of the date of the grant; and (v) 20,000 shall vest on the fourth anniversary of the date of the grant; and (vi) 20,000 shares shall vest on the fifth anniversary of the date of the grant. Notwithstanding the foregoing, in the event of a Change of Control (as defined in Section 3.1(d) of this Agreement), the Option shall become fully vested immediately upon the effective time of such Change of Control, as provided by the terms of the Plan.

2.4 Insurance. The Executive shall participate in any long term defined benefit plan of the Company and/or the Bank with respect to Bank Owned Life Insurance, if and when any such plan is implemented by the Company and/or the Bank. The Company and/or the Bank shall purchase, and shall be the owner of, a term life insurance policy in the face amount of $1,000,000 for Executive, the beneficiary of which shall be a trust or such other beneficiary as may be designated by the Executive; provided that upon the termination of Executive's employment hereunder for any reason other than death, the Executive may purchase such policy from the Company and/or the Bank on such terms as may be agreed upon by the parties at such time or else the Company and/or the Bank may terminate such policy or otherwise permit it to lapse; and provided further, that upon agreement of the Company and/or the Bank and the Executive, the Company and/or the Bank's obligation pursuant to this sentence may be satisfied by the assumption of a certain term life insurance policy in the face amount of $1,000,000 for Executive which Executive currently owns. The Company and/or the Bank shall purchase disability insurance for the benefit of the Executive with a benefit per month that is at least equal to one-twelfth of the Base Salary hereunder, assuming that Executive qualifies for such an amount of disability insurance under the benefit programs or plans of the Company and/or the Bank.

2.5 Other Benefits. The Executive shall be entitled to participate on the same basis as other similarly situated employees of the Company and the Bank in all incentive and benefit programs or arrangements made available by the Company and the Bank to such employees.

2.6 Automobile; Cellular Telephone. During the Employment Period, the Company and/or the Bank will furnish the Executive with the use of an automobile in accordance with the Bank's Executive Automobile Program dated as of May 28, 2002, subject to the policies and procedures of the Company and the Bank with respect to the personal use of such automobile. During the Employment Period, the Company or the Bank will furnish the Executive with the use of a cellular telephone subject to the policies and procedures of the Company or the Bank, as applicable, with respect to the personal use of such telephone.

2.7 Business Expenses. The Company and/or the Bank shall reimburse the Executive for all reasonable expenses incurred by him in accordance with the standard policies and procedures of the Company and/or the Bank in the course of rendering his services pursuant to this Agreement; provided, however, that the Executive shall promptly submit such reasonable documentation as may be requested by the Company and/or the Bank to verify such expenditures.

2.8 Country Club and Civic Club Dues. The Company and/or the Bank shall reimburse the Executive's reasonable expenses for initiation fees, dues and capital assessments for membership in the Decatur Country Club and for other civic club memberships, as authorized by the compensation committee, entered by the Executive during the Employment Period; provided that if the Executive during the Employment Period ceases his membership in any such clubs and any bonds or other capital payments made by the Company and/or the Bank are repaid to the Executive, the Executive shall pay over such payments to the Company and/or the Bank; and provided further, that upon the termination of the Executive's employment hereunder, Executive shall either terminate such memberships and return to the Company and/or the Bank any bonds or other capital payments made by the Company and/or the Bank that are repaid to the Executive or purchase such memberships from the Company and/or the Bank and reimburse the Company and/or the Bank for any and all initiation fees and bonds or other capital payments made by the Company and/or the Bank with respect to such memberships.

2.9 Vacation. The Executive shall be entitled to three (3) weeks of paid vacation per year. The vacation to which the Executive is entitled pursuant to this Section 2.9 shall be available under the same terms and conditions as are applicable to similarly situated executive personnel of the Company and the Bank. The Executive shall take into consideration the needs of the Company and the Bank in setting his vacation schedule.

2.10 Relocation Expenses. The Company and/or the Bank shall pay, or reimburse the Executive for, reasonable moving expenses of Executive, as approved in advance by the compensation committee of the Company's and/or the Bank's Board of Directors, in connection with the relocation by Executive of his primary residence to Decatur, Alabama. Executive shall promptly submit such reasonable documentation as may be requested by the Company and/or the Bank to verify such moving expenses.

2.11 Indemnification. The Executive shall be entitled to indemnification (and to reimbursement of expenses incurred in connection with such indemnified claims, etc.) as an officer and director of the Bank to the full extent provided for in the Articles of Incorporation and Bylaws of the Bank, as the same may be amended from time to time, and subject to applicable law. The Bank shall also use its best efforts to obtain coverage for the Executive under any insurance policy now in force or hereinafter obtained during the term of this Agreement covering the other officers and directors of the Bank against lawsuits.

SECTION 3 TERMINATION OF EMPLOYMENT

3.1 Termination of Employment Period. The Employment Period may be terminated in the following manner:

     (a) Termination on Death or Disability. The Employment Period shall automatically terminate upon the death or Disability of the Executive. The term "Disability" shall mean the Executive's physical or mental incapacity that renders him incapable of performing the essential functions of the duties required of him by this Agreement for one hundred eighty (180) or more consecutive days, even with reasonable accommodation. In the case of termination upon the Disability of the Executive, there shall be a determination by the Board of Directors of the Company and/or the Bank that such grounds for termination exist.

     (b) Termination upon Notice. The Employment Period may be terminated by the Executive at any time, upon thirty (30) days' written notice to the Company and/or the Bank. The Employment Period may be terminated by the Company and/or the Bank, by resolution of its Board of Directors, for any other reason other than for "Cause" (as defined in Section 3.1(c) of this Agreement), upon thirty (30) days written notice to the Executive.

     (c) Termination for Cause. The Employment Period may be terminated by the Company and/or the Bank, by resolution of its Board of Directors, for "Cause" at any time during the Employment Period immediately upon written notice to the Executive, which notice shall state the facts constituting such "Cause." For the purpose of this Section , the term "Cause" shall mean (i) intentional misconduct or gross malfeasance, or an act or acts of gross negligence in the course of employment or any material breach of Executive's obligations contained herein, including, without limitation, acts competitive with or deliberately harmful to the business of the Company or the Bank; (ii) any intentional misstatement or omission to the directors or executive officers of the Company or the Bank with respect to any matter; (iii) the intentional failure of the Executive to follow the reasonable instructions and policies of the Company or the Bank; (iv) the Executive's conviction, admission or confession of any felony or an unlawful act involving active and willful fraud or moral turpitude; or
          (v) the violation by the Executive of applicable state and federal regulations, rules, or statutes. The Company and/or the Bank shall have the power to temporarily suspend Executive (with such pay, if any, as the Company and/or the Bank may determine) from duty if there is substantial evidence of probable Cause until Cause is either proved or disproved; if disproved, full reinstatement with pay will immediately be effected.

     (d) Termination for Good Reason. The Employment Period may be terminated by the Executive for "Good Reason," as hereinafter defined, at any time during the Employment Period upon thirty (30) days' written notice to the Company and/or the Bank, which notice shall state the facts constituting such "Good Reason." For the purpose of this Section 3.1(d), the term "Good Reason" shall mean (i) a significant change, without the consent of the Executive, in the nature or scope of the Executive's authorities or duties from those described in Sections 1.3 and 1.4 or those generally commensurate with the position of President and Chief Executive Officer of the Bank; (ii) the occurrence of a Change in Control (as hereinafter defined), (iii) a reduction in the Executive's base salary without his consent, or (iv) following a Change in Control, a reduction in the Executive's base salary or any failure to pay the Executive any compensation or benefits to which he is entitled within five days of the date due, or the failure by the Company and the Bank to (A) continue in effect (without reduction in benefit level and/or reward opportunities) any material compensation or employee benefit plan in which the Executive was participating at any time within ninety days preceding the date of a Change in Control or at any time thereafter, unless such plan is replaced with a plan that provides substantially equivalent compensation or benefits to the Executive or (B) provide the Executive with compensation and benefits, in the aggregate, at least equal (in terms of benefit levels and/or reward opportunities) to those provided for under each other employee benefit plan, program and practice in which the Executive was participating at any time within ninety days preceding the date of a Change in Control or at any time thereafter. For the purpose of this
          Section 3.1(d), the term "Change in Control" means (A) the acquisition at any time by a "person" or "group" (as such terms are used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934 (the "Exchange Act")) who or which are the beneficial owners (as defined in Rule 13(d)-3 under the Exchange Act), directly or indirectly, of securities representing more than 35% of the combined voting power in the election of directors of the then outstanding securities of the Company or any successor of the Company; (B) if during any period (an "Applicable Period") of two (2) years or less, with the first day (the "Start Date") for any such Applicable Period to be no earlier than the effective date of this Agreement, there shall occur the termination (except by reason of death, disability, voluntary resignation or retirement) of the service of the Required Number of the persons serving as of the Start Date as directors of the Board of Directors of the Company (as used herein, the "Required Number" of directors shall be that number which, as of the Start Date, constituted a majority of the Board of Directors of the Company); (C) the sale or disposition (which shall not include a pledge by the Company of the capital stock of the Bank as security for obligations of the Company unless and until the pledgee thereof exercises remedies against said stock to effect a sale or disposition) by the Company of any of the capital stock of the Bank or approval by the shareholders of the Company of any sale or disposition of substantially all of the assets or earning power of the Company; (D) approval by the shareholders of the Company of any merger, consolidation, or statutory share exchange to which the Company is a party as a result of which the persons who were shareholders immediately prior to the effective date of the merger, consolidation or share exchange shall have beneficial ownership of less than 35 % of the combined voting power in the election of directors of the surviving corporation; or (E) the appointment of an individual as chief executive officer of the Company if such individual is not the Executive, a member of the Board of Directors of the Company as of the date hereof, or an individual mutually agreed upon by the Executive and the Company.

3.2  Consequences of Termination.

     (a) By the Company and/or the Bank for Cause or By Executive other than for Good Reason. In the event Executive's employment is terminated (i) by the Company and/or the Bank for Cause under Section 3.1(c) hereof,
          (ii) by the Executive other than for Good Reason under Section 3.1(d) hereof, or (iii) as a result of the Executive's death or Disability under Section hereof, neither the Company or the Bank shall be under any further obligation to make any payments or provide any benefits to the Executive, except for Base Salary earned but unpaid at the time of such termination, expenses otherwise reimbursable herein incurred by, but not yet reimbursed to, the Executive at the time of such termination, any earned but unpaid incentive awards due to the Executive, and group health coverage that is required to be continued by applicable law.

     (b) By the Company and/or the Bank other than for Cause or By Executive for Good Reason. In the event the Employment Period is terminated by the Executive for Good Reason under Section 3.1(d) hereof or by the Company and/or the Bank for a reason other than Cause pursuant to
          Section 3.1(b) hereof, the Company and/or the Bank shall pay to the Executive (i) an aggregate amount equal to two (2) times the Base Salary, payable in monthly installments each equal to one-twelfth of the Base Salary, for the twenty-four months following such termination, and (ii) Base Salary earned but unpaid at the time of such termination, expenses otherwise reimbursable herein incurred by, but not yet reimbursed to, the Executive at the time of such termination, any earned but unpaid incentive awards due to the Executive, and group health coverage that is required to be continued by applicable law; provided, however, that, at the election of the Company and/or the Bank by decision of its Board of Directors, the Company and/or the Bank may pay to the Executive, in lieu of the payment provided for by (i) above, an aggregate amount equal to one
          (1) times the Base Salary, payable in monthly installments each equal to one-twelfth of the Base Salary, for the twelve months following such termination and, if the Company and/or the Bank makes such election, the non-competition period under Section 4.3(a) shall be reduced to a period of one (1) year following such termination; provided further, however, that neither the Company or the Bank shall have the right to make any such election in anticipation of or following a Change in Control. In addition, in the event the Employment Period is terminated by the Executive for Good Reason under
          Section 3.1(d) hereof or by the Company and/or the Bank for a reason other than Cause pursuant to Section 3.1(b) hereof, the Option granted pursuant to Section 2.3 hereof shall become fully vested immediately upon the effective time of such termination.

     (c)  Obligation of the Company  and/or the Bank to make the payments  under
          Section  3.2(b) of this  Agreement.  Compliance by the Executive  with
          Section 4 of this Agreement is a condition precedent to the Company's and/or the Bank's obligation to make, or to continue to make, the payments referred to in Section 3.2(b) of this Agreement.

     (d) Payments made to the Executive net of Taxes. All payments made by the Company or the Bank to the Executive pursuant to this Agreement shall be received by the Executive net of all applicable withholding and payroll taxes.

     (e) Resignation from Board of Directors. Executive agrees to tender his resignation as a director of the Bank, if he is then serving in such capacity, immediately upon the termination of his employment hereunder for any reason.

     (f) Certain Litigation Expenses. If litigation after a Change in Control should be brought to enforce or interpret any provision contained in this Agreement and the Executive shall prevail in such litigation, the Company and the Bank shall, to the full extent permitted by applicable law, indemnify Executive for Executive's reasonable attorneys' fees and disbursements incurred in such litigation to the extent the Executive has prevailed therein.

     (g) Employment by Company and Bank. In the event that the Employment Period is terminated by any of the Company or the Bank or the Executive pursuant to this Section 3, then the Executive's employment by both the Company and the Bank shall be terminated.

SECTION 4: CONFIDENTIALITY PROVISIONS; PROHIBITION OF INSIDER TRADING AND TIPPING; NON-COMPETITION

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

     (b) The Executive agrees that he shall not at any time during the term of Employment or thereafter disclose to other persons or entities (except as permitted in writing and as directed by the Board of Directors of the Company or the Board of Directors of the Bank or only as to the extent required pursuant to a subpoena or order of a court of competent jurisdiction) any such information referred to in Section 4.1(a) of this Agreement.

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

4.3  Non-Competition.

     (a) In the event the Executive's employment under this Agreement shall be terminated during the Employment Period by the Executive for Good Reason under Section 3.1(d) hereof or by the Company or the Bank for a reason other than Cause pursuant to Section 3.1(b) hereof, then for two (2) years following such termination (subject to the proviso contained in Section 3.2(b) hereof), and in the event the Executive's employment under this Agreement shall terminate for any other reason pursuant to Section 3.1 of this Agreement during the Employment Period then for one (1) year following such termination, the Executive shall not, in any county where the Company, the Bank or any of their majority-owned subsidiaries has a bank branch that accepts deposits that are insured by the Federal Deposit Insurance Corporation ("FDIC") at the time of such termination (each a "Branch County"), or in Shelby County, Alabama (which is contiguous to a Branch County), physically work or perform services as a consultant to, or serve as a member of management or as an employee of, a financial institution whose deposits are insured by the FDIC. Bank branches of successors and assigns of the Company or the Bank shall not be considered in determining the prohibited geographical area. Notwithstanding the foregoing, this Section 4.3 shall not apply at any time after a Change in Control shall have occurred. In the event that the Company and/or the Bank is obligated to pay to the Executive the payments provided for in Section 3.2(b) of this Agreement and the Company and/or the Bank fails to make, or fails to continue to make, the payments referred to in Section 3.2(b) within ten (10) days of such payments or portions thereof becoming due under Section 3.2(b), then the Executive shall thereafter cease to be subject to the provisions of this Section 4.3, provided that nothing in this sentence shall be construed to release the Executive from the obligations set forth in this Section
          4.3 in the event that Executive's employment is terminated in a manner which does not give rise to the payment obligations under Section 3.2(b) (including, without limitation, termination by the Company for Cause under Section 3.1(c) hereof or by the Executive other than for Good Reason under Section 3.1(d) hereof).

     (b) The parties have entered into this Section 4.3 in good faith and for the reasons set forth in the recitals hereto and assume that this Agreement is legally binding. If, for any reason, this Agreement is not binding because of its geographical scope or because of its term, then the parties agree that this Agreement shall be deemed effective to the widest geographical area and/or the longest period of time (but not in excess of two years) as may be legally enforceable.

4.4 Specific Performance. The Executive agrees that in the event of a breach or threatened breach of Section 4.1, 4.2 or 4.3 of this Agreement, that the Company and the Bank are likely to suffer, and will suffer, immediate and irreparable injury for which there is no adequate remedy at law. Therefore, in addition to any other rights or remedies which the Company and the Bank may have under this Agreement, the Company and the Bank will be entitled to enforce the specific performance of this Agreement by the Executive and to obtain a preliminary injunction, without the requirement of posting a bond, enjoining the Executive from engaging in any activity in violation thereof.

SECTION 5: ADDITIONAL CONDITIONS

5.1 Condition to Executive's Employment. The initial employment of Executive under this Agreement is subject to the Company's and/or the Bank's receipt and review of Executive's credit history and personal financial statements and subject to the information contained therein being satisfactory to the Company in its sole discretion.


SECTION 6: GENERAL PROVISIONS

6.1 Non-assignability. Neither this Agreement nor any of the rights, obligations or interest arising hereunder may be assigned by the Executive without the prior written consent of the Company and the Bank; provided, however, that nothing in this Section 6.1 shall preclude the Executive from designating, in writing, a beneficiary to receive any compensation payable to him or any other benefit receivable by him under this Agreement upon the death or incapacity of the Executive, nor shall it preclude the executors, administrators or any other legal representatives of the Executive or his estate from assigning any rights hereunder to the person or persons entitled thereto. Neither this Agreement nor any of the rights, obligations or interest arising hereunder may be assigned by the Company and the Bank without the prior written consent of the Executive to a person other than
     (1) an affiliate of the Company, or (2) any party with which the Company merges or consolidates, or to whomever the Company may sell all or substantially all of its assets; provided, however, that any such affiliate or successor shall expressly assume all of the Company's and the Bank's obligations and liabilities to the Executive under this Agreement.

6.2 Severability. This Agreement shall be deemed severable and any part hereof which may be held invalid by a court or other entity of competent jurisdiction shall be deemed automatically excluded from this Agreement and the remaining parts shall remain in full force and effect.

6.3 Merger. This Agreement contains the entire understanding of the parties hereto and constitutes the only agreement between the Company, the Bank and the Executive regarding the employment of the Executive by the Company and the Bank. This Agreement supersedes all prior agreements, either express or implied, between the parties hereto regarding the employment of the Executive by the Company and/or the Bank.

6.4 Amendment. None of the terms and conditions of this Agreement shall be amended or modified unless expressly consented to in writing and signed by each of the parties hereto.

6.5 Governing Law. This Agreement shall be governed by and construed under the laws of the State of Alabama without regard to provisions thereof governing conflicts of law.

6.6 Notices. All notices or other communications to be given by the parties among themselves pursuant to this Agreement shall be in writing, and all payments to be made hereunder shall be deemed to have been duly made if mailed by certified mail or hand delivered to either of the parties at their respective addresses as they appear on the records of the Company. Any of the parties hereto may change their respective addresses upon written notice to the other given in the manner provided in this Section.

6.7 Waiver. No waiver by any of the parties to this Agreement of any condition, term or provision of this Agreement shall be deemed to be a waiver of any preceding or subsequent breach of the same or any other condition, term or provision hereof.

6.8 Survival. Notwithstanding anything in this Agreement to the contrary, and notwithstanding any termination of the Employment Period, the provisions of this Agreement intended to govern the obligations of the parties hereto upon the termination of the Executive's employment hereunder for any reason, including, but not limited to Section 3 (inclusive of each of the subsections thereof) and Section 4, shall continue in full force and effect.

     IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as at the date and year first above written.


                           HERITAGE FINANCIAL HOLDING
                                   CORPORATION


                             /s/ Timothy A. Smalley
                       ----------------------------------
                               Timothy A. Smalley
                       Chairman of the Board of Directors


                                  HERITAGE BANK


                             /s/ Timothy A. Smalley
                       ----------------------------------
                               Timothy A. Smalley
                       Chairman of the Board of Directors


                              /s/ Larry R. Mathews
                       ----------------------------------
                                Larry R. Mathews

EXHIBIT 11 - STATEMENTS RE: COMPUTATION OF PER SHARE EARNINGS

                     HERITAGE FINANCIAL HOLDING CORPORATION

                   Computation of Net Income Per Common Share

     The following tabulation presents the calculation of basic and diluted earnings per common share for the years ended December 31, 2002, 2001 and 2000.


                                                                     2002             2001              2000
                                                                -------------     -------------    -------------
Basic Earnings (Loss) Per Share:
   Net income (loss)............................................$(14,412,783)     $   2,365,921    $   2,187,531
                                                                =============     =============    =============

   Earnings (loss) on common shares.............................       (1.65)              0.28             0.26
                                                                =============     =============    =============

   Weighted average common shares outstanding - basic...........    8,717,303         8,484,624        8,316,756
                                                                =============     =============    =============

   Basic earnings (loss) per common share.......................       (1.65)              0.28             0.26
                                                                =============     =============    =============

Diluted Earnings (Loss) Per Share:
   Net income (loss)............................................$(14,412,783)     $   2,365,921    $   2,187,531
                                                                =============     =============    =============

   Weighted average common shares outstanding...................    8,717,303         8,484,624        8,316,756

   Net effect of the assumed exercise of stock
     options - based on the treasury stock method
     using average market price for the year....................    1,544,767         2,002,342        1,817,109
                                                                -------------     -------------    -------------

Weighted average common shares outstanding - diluted............   10,262,070        10,486,966       10,133,865
                                                                =============     =============    =============

Diluted earnings (loss) per common share........................$      (1.40)     $        0.23    $        0.22
                                                                =============     =============    =============

EXHIBIT 12 - STATEMENTS RE: COMPUTATION OF RATIOS

                     HERITAGE FINANCIAL HOLDING CORPORATION

                Computation of Ratio of Earnings to Fixed Charges


                                                                               Year Ended December 31,
                                                                     -------------------------------------------
                                                                         2002           2001            2000
                                                                     -------------   ------------  -------------
                                                                               (Dollars in thousands)

Pretax income (loss)............................................     $    (22,300)   $      3,590  $       3,179
Add fixed charges:
   Interest on deposits.........................................            19,717         26,752         20,867
   Interest on borrowings.......................................             2,025          1,843          1,152
   Portion of rental expense representing interest expense......               209            151            118
                                                                     -------------   ------------  -------------
      Total fixed charges.......................................            21,951         28,746         22,137
                                                                     -------------   ------------  -------------

Income (loss) before fixed charges..............................     $       (349)   $     32,336  $      25,316
                                                                     =============   ============  =============

Pretax income (loss)............................................     $    (22,300)   $      3,590  $       3,179
Add fixed charges (excluding interest on deposits):
   Interest on borrowings.......................................             2,025          1,843          1,152
   Portion of rental expense representing interest deposits.....               209            151            118
                                                                     -------------   ------------  -------------
      Total fixed charges.......................................             2,234          1,994          1,270
                                                                     -------------   ------------  -------------

Income (loss) before fixed charges
   (excluding interest on deposits).............................     $    (20,066)   $      5,584  $       4,449
                                                                     =============   ============  =============

Ratio of Earnings (Loss) to Fixed Charges
   Including interest on deposits...............................            (0.02)           1.12           1.14
   Excluding interest on deposits...............................            (8.98)           2.80           3.50

EXHIBIT 21 - SUBSIDIARIES OF THE REGISTRANT


Subsidiaries - Direct/Wholly-owned                        State of Incorporation

          Heritage Bank                                           Alabama

Heritage Financial Statutory Trust I                             Connecticut

EXHIBIT 24 - POWER OF ATTORNEY

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Harold B. Jeffreys and Timothy A. Smalley, and each of them, the true and lawful agents and his attorneys-in-fact with full power and authority in each said agents and attorneys-in-fact, acting singly, to sign for the undersigned as Director or an officer of the Company, or as both, the Company's 2002 Annual Report on Form 10-K to be filed with the Securities Exchange Commission, Washington, D.C. under the Securities Exchange Act of 1934, and to sign any amendment or amendments to such Annual Report, including an Annual Report pursuant to 11-K to be filed as an amendment to the Form 10-K; hereby ratifying and confirming all acts taken by such agents and attorneys-in-fact as herein authorized.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


               Signature                                       Title                                  Date

                                            Interim President, Chief Executive Officer and
         /s/ Harold B. Jeffreys                               Director
       _________________________                         Harold B. Jeffreys                      March 28, 2003

                                                    (Principal Executive Officer)
         /s/ Thomas E. Hemmings                       Chief Financial Officer
       _________________________                         Thomas E. Hemmings                      March 28, 2003

                                                   (Principal Accounting Officer)
         /s/ Timothy A. Smalley                  Chairman of the Board and Director              March 28, 2003
       _________________________                         Timothy A. Smalley

         /s/ Bingham D. Edwards                               Director                           March 28, 2003
       _________________________                         Bingham D. Edwards

           /s/ Lenny L. Hayes                                 Director                           March 28, 2003
       _________________________                           Lenny L. Hayes

        /s/ Neal A. Holland, Jr.                              Director                           March 28, 2003
       _________________________                        Neal A. Holland, Jr.

           /s/ Larry Landman                                  Director                           March 28, 2003
       _________________________                           Larry Landman

           /s/ Vernon A. Lane                                 Director                           March 28, 2003
       _________________________                           Vernon A. Lane

            /s/ John T. Moss                                  Director                           March 28, 2003
       _________________________                            John T. Moss

        /s/ T. Gerald New, M.D.                               Director                           March 28, 2003
       _________________________                        T. Gerald New, M.D.


           /s/ Gregory Parker                                 Director                           March 28, 2003
       _________________________                           Gregory Parker

           /s/ Betty B. Sims                                  Director                           March 28, 2003
       _________________________                           Betty B. Sims

             /s/ Jeron Witt                                   Director                           March 28, 2003
       _________________________                             Jeron Witt


EXHIBIT 99.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with Heritage Financial Holding Corporation's ("Company") Annual Report on Form 10-K for the period ended December 31, 2002 ("Report"), the undersigned certifies that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:    March 28, 2003         By:      /s/ Harold B. Jeffreys
     -------------------           ---------------------------------------------
                                   Harold B. Jeffreys
                                   Interim President and Chief Executive Officer

EXHIBIT 99.2

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with Heritage Financial Holding Corporation's ("Company") Annual Report on Form 10-K for the period ended December 31, 2002 ("Report"), the undersigned certifies that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:    March 27, 2003         By:      /s/ Thomas E. Hemmings
     -------------------           ---------------------------------------------
                                   Thomas E. Hemmings
                                   Chief Financial Officer