Form 10-Q
period 2003-03-31
HERITAGE FINANCIAL HOLDING
filed 2003-05-15
CIK 1126679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    Form 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____


                        Commission File Number: 000-31825
                     HERITAGE FINANCIAL HOLDING CORPORATION
             (Exact name of registrant as specified in its charter)



       Delaware                                           63 - 1259533
 ----------------------                         -------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)




                            1323 Stratford Road, S.E.
                             Decatur, Alabama 35601
                     (Address of principal executive office)


                                 (256) 355-9500
                (Issuer's telephone number, including area code)


(Former name,former address and former fiscal year,if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
                                 Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         Common Stock, $0.01 par value
                Outstanding at April 30, 2003: 10,438,948 Shares

                                    Form 10-Q

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                                 March 31, 2003


                                                               TABLE OF CONTENTS

                                                                                                          Page No.
Part I - Financial Information

  Item 1 - Financial Statements (Unaudited)

           Consolidated Statements of Financial Condition as of
           March 31, 2003 and December 31, 2002...........................................................     3

           Consolidated Statements of Income for the Three Months
           Ended March 31, 2003 and 2002..................................................................     4

           Consolidated Statements of Comprehensive Income For the
           Three Months Ended March 31, 2003 and 2002.....................................................     5

           Consolidated Statement of Stockholders' Equity For the
           Three Months Ended March 31, 2003..............................................................     6

           Consolidated Statements of Cash Flows For the
           Three Months Ended March 31, 2003 and 2002.....................................................     7

           Notes to Consolidated Financial Statements.....................................................     8

  Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................................................    15

  Item 3 - Quantitative and Qualitative Disclosures about Market Risk.....................................    23

  Item 4 - Controls and Procedures........................................................................    25


Part II - Other Information

  Item 6 - Exhibits and Reports on Form 8-K...............................................................    26

Signatures

Certification of Periodic Financial Reports

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements


                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                March 31, 2003 (Unaudited) and December 31, 2002

                                                                                    March 31,
                                                                                      2003           December 31,
                                                                                ----------------  -----------------
                                                                                   (Unaudited)           2002
Assets
   Cash and due from banks...................................................   $     12,811,380  $       4,759,310
   Interest bearing deposits with other banks................................            107,318             97,707
   Federal funds.............................................................          9,058,784         14,681,498
                                                                                ----------------  -----------------
     Cash and Cash Equivalents...............................................         21,977,482         19,538,515

   Securities available-for-sale.............................................         38,145,311         36,761,802
   Mortgage loans held-for-sale..............................................          9,562,217         12,343,440
   Loans, net of unearned income.............................................        481,904,100        523,849,502
   Allowance for loan losses.................................................        (24,881,429)       (26,990,594)
   Premises and equipment, net...............................................          7,067,069          7,105,706
   Accrued interest..........................................................          3,026,456          3,404,344
   Foreclosed real estate....................................................          7,168,015          5,428,047
   Other assets..............................................................         12,053,246         11,501,035
                                                                                ----------------  -----------------
       Total Assets..........................................................   $    556,022,467  $     592,941,797
                                                                                ================  =================

Liabilities and Stockholders' Equity

Liabilities
   Deposits
     Noninterest bearing.....................................................   $     24,548,708  $      21,961,197
     Interest-bearing........................................................        459,392,261        503,669,662
                                                                                ----------------  -----------------
       Total Deposits........................................................        483,940,969        525,630,859

   Short-term borrowings.....................................................          7,480,000          6,650,000
   Accrued interest..........................................................          2,527,694          3,288,749
   FHLB advances.............................................................         23,000,000         23,000,000
   Guaranteed preferred beneficial interest in the Company's
     subordinated debentures.................................................         10,000,000         10,000,000
   Other liabilities.........................................................          1,284,080            669,143
                                                                                ----------------  -----------------
       Total Liabilities.....................................................        528,232,743        569,238,751
                                                                                ----------------  -----------------

Stockholders' Equity
   Preferred stock - par value $0.01 per share; 10,000,000
     authorized, none issued.................................................                 --                 --
   Common stock ($.001 par value; 40,000,000 shares authorized,
     10,288,868 issued and outstanding at March 31, 2003, and;
     40,000,000 shares authorized, 8,821,144 issued and outstanding
     at December 31, 2002)...................................................            102,889             88,211
   Paid-in capital...........................................................         36,614,882         32,234,654
   Subscriptions receivable..................................................           (873,978)                --
   Retained earnings.........................................................         (8,126,466)        (8,676,525)
   Accumulated other comprehensive income (loss): net unrealized holding gains (losses) on securities available-for-sale, net of
     deferred income tax.....................................................             72,397             56,706
                                                                                ----------------  -----------------
       Total Stockholders' Equity............................................         27,789,724         23,703,046
                                                                                ----------------  -----------------

       Total Liabilities and Stockholders' Equity............................   $    556,022,467  $     592,941,797
                                                                                ================  =================

                 See notes to consolidated financial statements

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                -----------------------------------
                                                                                      2003               2002
                                                                                ----------------  -----------------
Interest Income
   Interest and fees on loans................................................   $      8,607,586  $      10,112,777
   Interest and dividends on securities:
     Taxable securities......................................................            369,486            300,454
     Nontaxable securities...................................................             17,069             34,830
   Interest on deposits with other banks.....................................              1,500              1,567
   Interest earned on federal funds sold and securities purchased............             42,742             46,450
                                                                                ----------------  -----------------
     Total Interest Income...................................................          9,038,383         10,496,086
                                                                                ----------------  -----------------

Interest Expense
   Interest on deposits......................................................          3,944,050          5,021,987
   Interest on FHLB borrowings...............................................            244,500            222,849
   Interest on short-term borrowings.........................................             56,588                 --
   Interest on guaranteed preferred beneficial interest in
     the Company's subordinated debentures...................................            255,000            247,029
                                                                                ----------------  -----------------
     Total Interest Expense..................................................          4,500,138          5,491,865
                                                                                ----------------  -----------------

Net Interest Income..........................................................          4,538,245          5,004,221
   Provision for loan losses.................................................            100,000            608,894
                                                                                ----------------  -----------------

Net Interest Income After Provision for Loan Losses..........................          4,438,245          4,395,327

Noninterest Income
   Customer service fees.....................................................            229,285            232,250
   Mortgage banking fee income...............................................            204,621            161,223
   Investment security gains.................................................            222,345             75,402
   Other operating income....................................................            (57,518)            73,460
                                                                                ----------------  -----------------
     Total Noninterest Income................................................            598,733            542,335
                                                                                ----------------  -----------------

Noninterest Expenses
   Salaries and employee benefits............................................          1,994,636          3,349,375
   Occupancy and equipment expense...........................................            557,576            320,143
   Other operating expenses..................................................          1,604,740          1,215,364
                                                                                ----------------  -----------------
     Total Noninterest Expenses..............................................          4,156,952          4,884,882
                                                                                ----------------  -----------------

Income before income taxes...................................................            880,026             52,780
Provision for income tax (expense) benefit...................................           (329,967)            17,797
                                                                                ----------------  -----------------

Net Income...................................................................   $        550,059  $          70,577
                                                                                ================  =================

Earnings Per Common Share
   Basic.....................................................................   $           0.06  $            0.01
   Diluted...................................................................               0.05               0.01

Cash Dividends Declared
   Cash dividends declared per common share..................................   $           0.00  $            0.00

Weighted Average Shares Outstanding
   Basic.....................................................................          8,936,614          8,515,147
   Diluted...................................................................         10,241,236         10,419,546


                 See notes to consolidated financial statements

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)


                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                -----------------------------------
                                                                                      2003               2002
                                                                                ----------------  -----------------

Net Income ..................................................................   $        550,059  $          70,577

Other comprehensive income, net of tax:
   Unrealized gains on securities:
     Unrealized holding gains (losses) arising during the period.............            248,496           (358,805)
     Reclassification adjustments for gains included in net income...........           (222,345)           (75,402)
                                                                                ----------------  -----------------
     Net unrealized gains (losses)...........................................             26,151           (434,207)
   Income tax related to items of other comprehensive income (loss)..........            (10,460)           173,682
                                                                                ----------------  -----------------
Other comprehensive income (loss)............................................             15,691           (260,525)
                                                                                ----------------  -----------------

Comprehensive Income (Loss)..................................................   $        565,750  $        (189,948)
                                                                                ================  =================


                 See notes to consolidated financial statements

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        Three Months Ended March 31, 2003
                                   (Unaudited)


                                                                                       Accumulated
                                                                                          Other
                                           Common        Paid-In       Retained      Comprehensive
                                            Stock        Capital       Earnings       Income (Loss)       Total
                                        -----------  -------------   ------------  ----------------  --------------

Balance at December 31, 2002..........  $    88,211  $  32,234,654   $ (8,676,525) $         56,706  $   23,703,046

Net gain - March 31, 2003.............           --             --        550,059                --         550,059

Unrealized gains on securities
   available-for-sale, net of
   reclassification adjustment,
   net of tax of $(10,460)............           --             --             --            15,691          15,691
                                                                                                     --------------

Comprehensive income..................           --             --             --                --         565,750
                                                                                                     --------------

Compensatory options - tax benefit
   forfeited..........................           --         (5,803)            --                --          (5,803)

Stock offering........................        5,388      1,794,021             --                --       1,799,409

Subscriptions receivable..............           --       (873,978)            --                --        (873,978)

Stock option exercise.................       10,265      3,380,641             --                --       3,390,906

Stock used by optionees to
   purchase options...................         (975)      (788,631)            --                --        (789,606)
                                        -----------  -------------   ------------  ----------------  --------------

Balance at March 31, 2003.............  $   102,889  $  35,740,904   $ (8,126,466) $         72,397  $   27,789,724
                                        ===========  =============   ============= ================  ==============

                 See notes to consolidated financial statements

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)


                                                                                         Three Months Ended
                                                                                              March 31
                                                                                  ---------------------------------
                                                                                       2003               2002
                                                                                  ---------------  ----------------
Operating Activities
   Net Income ..................................................................  $       550,059  $         70,577
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for loan losses..................................................          100,000           608,894
     Depreciation, amortization, and accretion, net.............................          166,059           119,996
     Deferred tax expense (benefit).............................................           29,557          (491,329)
     Realized investment security gains.........................................         (222,345)          (75,402)
     Decrease in accrued interest receivable....................................          377,888           176,469
     Decrease in accrued interest payable.......................................         (761,055)       (1,041,019)
     Increase in mortgage loans held-for-sale...................................        2,781,223         7,477,283
     Other, net.................................................................           22,711         1,088,190
                                                                                  ---------------  ----------------
       Net Cash Provided By Operating Activities................................        3,044,097         7,933,659
                                                                                  ---------------  ----------------

Investing Activities
   Net increase in investment securities available-for-sale.....................       (1,135,013)       (3,492,975)
   Net (increase) decrease in loans to customers................................       37,996,268       (17,054,069)
   Purchase of premises and equipment...........................................         (127,422)         (329,810)
                                                                                  ---------------  ----------------
       Net Cash Provided By (Used In) Investing Activities......................       36,733,833       (20,876,854)
                                                                                  ---------------  ----------------

Financing Activities
   Compensatory options (tax benefit forfeited)..................................          (5,803)        1,106,129
   Net (decrease) increase in demand deposits, NOW
     accounts and savings accounts..............................................      (11,042,928)        8,978,127
   Net (decrease) increase in certificates of deposit...........................      (30,646,962)       15,082,881
   Net proceeds from issuance of stock..........................................        1,799,408                --
   Net proceeds from FHLB loans.................................................               --        10,000,000
   Net proceeds from short-term debt............................................          830,000                --
   Net proceeds from exercise of stock options..................................        2,601,300                --
   Subscriptions receivable.....................................................         (873,978)               --
                                                                                  ---------------  ----------------
       Net Cash Provided By (Used In) Financing Activities......................      (37,338,963)       35,167,137
                                                                                  ---------------  ----------------

Net Increase in Cash and Cash Equivalents.......................................        2,438,967        22,223,942

Cash and Cash Equivalents at Beginning of Period................................       19,538,515        13,701,768
                                                                                  ---------------  ----------------

Cash and Cash Equivalents at End of Period......................................  $    21,977,482  $     35,925,710
                                                                                  ===============  ================

Supplemental Disclosures of Cash Flow Information

   Cash paid during the period for:
     Interest...................................................................  $     5,261,193  $      6,532,884
     Taxes......................................................................               --                --

                 See notes to consolidated financial statements

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)


Note A - Basis of Presentation

The consolidated financial statements include the accounts of Heritage Financial Holding Corporation and its subsidiaries Heritage Bank (the "Bank") and Heritage Financial Statutory Trust I ("Heritage Trust"), collectively, the Company. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The consolidated statement of financial condition at December 31, 2002, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto for Heritage Financial Holding Corporation and subsidiaries for the year ended December 31, 2002, included in the Company's Annual Report on Form 10-K.


Note B - Income Taxes

The effective tax rates of approximately 37.5 percent and 33.7 percent for the three months ended March 31, 2003 and 2002, respectively, differ from the statutory rate principally because of the effect of state income taxes.


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

At March 31, 2003, the Company had net unrealized gains of approximately $120,659 in available-for-sale securities which are reflected in the presented assets and resulted in an increase in stockholders' equity of $72,397, net of deferred tax liability. There were no held-to-maturity or trading securities at March 31, 2003 or December 31, 2002.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)


Note D - Stockholders' Equity

Equity increased by $4,087,000 primarily due to a net gain of $550,000, stock option exercise totaling a net increase of $2,601,000, the issuance of shares generating $925,000, and the increase in unrealized gain on securities available-for-sale totaling $16,000, net of deferred taxes.


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


Note G - Recent Developments

Management recently conducted an extensive review of the Bank's loan portfolio. In connection with such review, the Company and the Bank took steps to charge off or establish additional loan loss reserves for specified assets and to adjust the Bank's levels of loan loss provisions.

The Board of Directors of the Company and the Bank have imposed certain restriction on the operations of the Company and the Bank in order to address asset quality concerns, operational controls and procedures, and capital deficiencies. The Bank has also committed to take certain actions including not to declare or pay cash dividends without the prior written approval of its regulators and to meet certain

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)


Note G - Recent Developments - Continued

capital guidelines. In addition, the Bank has undertaken to hire and retain qualified lending and operational personnel with the specific written authority by the Board of Directors to implement sound lending, recordkeeping and accounting practices. The Bank also has undertaken to develop an educational program for board members and to create a written review of the Bank's staffing requirements. Our management and staff are working toward meeting all of these requirements and implementing policies which will make the Company and the Bank stronger and more efficient.

The Board of Directors of the Bank has determined to improve and increase the capital ratios of the Bank, which have declined as a result of the increase in the Bank's loan loss reserves. The Board of Directors of the Company took steps to attain and maintain a Tier 1 leverage ratio of 8 percent and to be "well-capitalized" as defined by the FDIC by March 31, 2003. The Bank failed to achieve a Tier 1 leverage ratio of 8 percent, as the Bank's Tier 1 leverage ratio was 7.43% percent at March 31, 2003. The Board of Directors and Management are continuing to press forward with efforts to increase the Tier 1 leverage ratio to 8 percent.

The management of the Company and the Bank has aggressively addressed asset quality, loan and audit issues. The Bank has charged off the balance of any assets classified Loss and one-half of those assets classified Doubtful by any of the regulatory authorities, and has gone further by conducting additional reviews of the Bank's loan portfolio to increase management's knowledge of the Bank's asset quality issues. The Bank must reduce the balance of assets classified Substandard or Doubtful in accordance with a specific timetable, and may not extend additional credit to any borrower obligated to the Bank on any extension of credit that has been charged off by the Bank or classified Loss or Doubtful as long as such credit remains uncollected. In addition, the Bank is obligated to review its existing written loan policies and to adopt new internal loan review systems to address problems with the Bank's loan portfolio.

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

In light of the increased level of classified assets of the Bank and management's decision to increase its allowance for loan losses, the Company is taking steps to implement enhanced risk management and internal control procedures. These steps include increasing the Company's investment in its infrastructure to enhance its technology, its management information systems, its internal audit function and the formal documentation of its policies and procedures. In this regard, the Company is taking steps to expand its

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)


Note G - Recent Developments - Continued

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

On March 31, 2003, certain directors of the Company exercised options on 720,000 shares of Company common stock, at an exercise price of $3.34 per share, for net proceeds of approximately $2.4 million. Additionally, in April 2003, a director of the Company exercised options on 60,000 shares of Company common stock at an exercise price of $3.34 per share, generating net proceeds of approximately $200,000. These options had all been granted in 1998 or 1999.

As previously reported on Form 8-K, the Company commenced a private placement of up to 1,000,000 shares on March 26, 2003. The offering expired on April 14, 2003, with a total of 688,825 shares subscribed. The common stock was issued at a purchase price of $3.34 per share pursuant to an independent third party appraisal, which was a premium over the $2.69 book value per share at December 31, 2002. The offering resulted in net proceeds of approximately $2.3 million. The majority of these shares were issued to senior management of the Company and its subsidiary, with the remainder being issued to accredited investors.


Note H - Stock-Based Compensation

The Company has long-term incentive stock option plans and an employee stock purchase plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations using the intrinsic value based method, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-based Compensation. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This Statement also amends APB Opinion

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)


Note H - Stock-Based Compensation - Continued

No. 28 to require disclosure about those effects in interim financial information. This Statement is effective for financial statements for fiscal years ending after December 15, 2002 and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. No stock-based employee compensation cost is reflected in net income for these plans.

Pro forma information regarding net income and earnings per share is presented as if the Company had accounted for its employee stock options under the fair value method, as prescribed by SFAS No. 123. The fair value for these options was estimated at the dates of grant using the Black-Scholes option pricing model.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.



              [The remainder of this page intentionally left blank]

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)


Note H - Stock-Based Compensation - Continued

The Company's actual and pro forma information follows:


                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                -----------------------------------
                                                                                      2003               2002
                                                                                ----------------  -----------------

Net Income
As Reported..................................................................   $        550,059  $          70,577

Deduct: Total stock-based employee compensation expense
   determined under fair value based method for all  awards,
   net of tax................................................................                 --                 --
                                                                                ----------------  -----------------
Pro forma net income.........................................................   $        550,059  $          70,577
                                                                                ================  =================

Basic earnings per share:

As Reported..................................................................   $           0.06  $           0.01
                                                                                ================  ================
Pro forma....................................................................   $           0.06  $           0.01
                                                                                ================  ================
Diluted earnings per share:

As Reported..................................................................   $           0.05  $           0.01
                                                                                ================  ================
Pro forma....................................................................   $           0.05  $           0.01
                                                                                ================  ================


Note I - Commitments and Contingencies

In the normal course of business the Company enters into commitments to extend credit, which are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and generally require a payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent expected future cash flows.

Standby letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions, and expire in decreasing amounts with terms ranging from one to four years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)


Note I - Commitments and Contingencies - Continued

The following represents the Company's commitments to extend credit and standby letters of credit as of March 31, 2003 and December 31, 2002:

                                                                                           Period Ended
                                                                                -----------------------------------
                                                                                    March 31,        December 31,
                                                                                      2003               2002
                                                                                ----------------  -----------------

Commitments to extend credit.................................................   $     41,257,000  $      75,574,000

Standby and commercial letters of credit.....................................          2,946,000          3,259,000
                                                                                ----------------  -----------------

Total commitments and contingencies..........................................   $     44,203,000  $      78,833,000
                                                                                ================  =================

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                                 March 31, 2003


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

The discussion and analysis included herein covers material changes in financial condition, liquidity and capital resources that have occurred since December 31, 2002, as well as certain material changes in results of operations during the three months ended March 31, 2003 as compared to the same period in 2002.

This discussion is intended to assist in an understanding of the Company and its subsidiaries' financial condition and results of operations. Unless the context otherwise indicates, "the Company" shall include the Company and its subsidiaries. This analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Item 1 of the Company's
Quarterly Report on Form 10-Q for the period ended March 31, 2003, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.


FINANCIAL CONDITION

March 31, 2003 compared to December 31, 2002

Loans

Loans comprised the largest single category of the Company's earning assets on March 31, 2003. Loans, net of unearned income and allowance for loan losses, were 83.9% of total assets at March 31, 2003, and 85.9% of total assets at December 31, 2002. Total net loans were $466,585,000 at March 31, 2003, representing an 8.4% decrease from the December 31, 2002 total of $509,202,000. This decrease was the result of management's intentional reduction in total assets. Management intends to continue efforts to originate new loans consistent with the Bank's strengthened credit standards.

Allowance for Loan Losses

When determining the adequacy of the allowance for loan losses, management considers changes in the size and character of the loan portfolio, changes in non-performing and past due loans, regulatory classification of assets, historical loan loss experience, the existing risk of individual loans, concentrations

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                                 March 31, 2003

of loans to specific borrowers or industries, existing and prospective economic conditions, and other factors. The allowance for loan losses decreased $2,109,000 during the three months ended March 31, 2003 to $24,882,000 at March 31, 2003 from $26,991,000 at December 31, 2002. Chargeoffs in an aggregate amount of $2.3 million accounted for the bulk of the decrease in the allowance for loan losses. The allowance for loan losses represented 5.06% and 5.03% of loans receivable at March 31, 2003 and December 31, 2002, respectively. (See further discussion in "Provision for Loan Losses" below.)

In the opinion of management, the allowance for loan losses was adequate at March 31, 2003 to provide for potential loan losses in the loan portfolio at that date. Management is concerned about the results of its continuing review of the loan portfolio, as well as the impact a decline in the local economy could have upon the Bank's ability to improve the quality of its loan portfolio. While management believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that the Bank will not be required to increase the allowance in the future. Such increases could have a material adverse affect on the Bank's financial condition and results of operations. Losses ultimately confirmed will vary from original estimates as adjustments are made in the period in which these factors and other considerations become known.

Investment Securities and Other Earning Assets

The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Federal funds sold are a tool in managing the daily cash position of the Company. Investment securities and federal funds sold decreased $4,239,000 from December 31, 2002 to $47,204,000 at March 31, 2003.

Asset Quality

Between December 31, 2002 and March 31, 2003, the Company experienced an increase in nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities and other real estate). Total nonperforming assets increased from $26,698,000 to $28,815,000 during this period. The ratio of nonperforming assets to total assets increased from 4.5% to 5.2% and the ratio of nonperforming loans to total loans increased from 4.1% to 4.5% during the first quarter. The ratio of loan loss allowance to total nonperforming assets decreased from 101.1% to 86.4% during this same period. The Company believes that due to a continuing weak economy both on a national and statewide basis, these ratios could further erode over the next several quarters. Moreover, the Company competes for loans, and has made certain loans to businesses, along the Birmingham-Huntsville-Decatur, Alabama high-tech corridor. During the past year, the high tech industry segment has experienced and continues to experience a more significant downturn compared with other sectors of the economy. The Company and the Bank have taken steps to intensively monitor its overall loan portfolio; including the hiring of additional personnel to monitor credit quality and adherence to credit policies and procedures. The Bank has hired a seasoned bank executive as its chief lending officer, and has retained a manager of loan review. Management believes that these additions, as well as additional recently retained personnel, will provide the Bank with the necessary resources to improve controls over the lending functions, identify any potential areas of concern in a more timely manner, and ensure that future loans comply with the Bank's lending policies and procedures.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                                 March 31, 2003


Deposits

Total deposits of $483,941,000 at March 31, 2003 decreased $41,690,000, or 7.9%, over total deposits of $525,631,000 at year-end 2002 primarily due to a reduction in brokered deposits. Deposits are the Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits increased $2,588,000, or 11.8%, from year-end 2002 to March 31, 2003, and interest-bearing deposits decreased $44,277,000, or 8.8%, from year-end 2002.

Stockholders' Equity

Stockholders' equity increased $4,087,000 from December 31, 2002 to March 31, 2003, primarily due to the net earnings of $550,000, the increase from an unrealized loss to an unrealized gain on securities available for sale totaling $16,000, net of deferred taxes, the exercise of stock options, net of shares surrendered, of $2,600,000, and the stock offering, net of subscriptions receivable, of $925,000.

Liquidity Management

Liquidity is defined as the ability of a company to convert assets into cash or cash equivalents without significant loss. Liquidity management involves maintaining the Company's ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would not, therefore, be able to meet the production and growth needs of the communities it serves.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and sales, and maturities and sales of investment securities. Loans that mature in one year or less equaled approximately $156,306,000 or 31.8% of the total loan portfolio at March 31, 2003. Other sources of liquidity include short-term investments such as federal funds sold which amounted to $9,059,000 at March 31, 2003.

The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At March 31, 2003, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $13,500,000. The Bank is also a member of the Federal Home Loan Bank of Atlanta. Such membership provides the Bank with additional lines of credit for liquidity needs. This line of credit with the Federal Home Loan Bank of Atlanta is collateralized by a blanket lien on the Bank's single-family mortgage portfolio, as well as certain commercial real estate mortgages. As of March 31, 2003, the

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                                 March 31, 2003

Federal  Home  Loan  Bank  line  of  credit   permitted   borrowings  of  up  to
approximately $65 million and as of March 31, 2003, the Bank had borrowed $23 million.

Capital Resources

A strong capital position is vital to the profitability of the Company and the Bank because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization.

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

Regulatory authorities are placing increased emphasis on the maintenance of adequate capital. Capital strength is measured in two tiers that are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier 1 capital, which consists of common equity less goodwill and the newly issued guaranteed preferred beneficial interest in the Company's subordinated debentures, subject to limitations, amounted to approximately $36,679,000 at March 31, 2003. The Company's Tier 2 capital components are comprised solely of the allowance for loan losses subject to certain limitations. Tier 1 capital plus the Tier 2 capital components is referred to as Total Risk-Based capital and was approximately $44,023,000 at March 31, 2003.

The Company intends to take steps to attain and maintain a Tier 1 capital ratio at the Bank of 8%. Although the Company cannot assure that it will be successful in achieving these capital ratios, management believes that the steps it is taking to access additional capital, implement management changes and enhance internal controls and procedures will enable the Company to achieve these objectives. The Board of Directors and management of the Company and the Bank are actively engaged in the preparation and implementation of strategic business plans for the Company and the Bank, to address, among other things, the immediate and anticipated future capital requirements of the Company and the Bank, taking into account the mix of loans in the Bank's loan portfolio, earnings, and alternative sources of capital.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                                 March 31, 2003


As of March 31, 2003 and December 31, 2002, the capital ratios of the Bank were as follows:


                                                             Regulatory           March 31,         December 31,
                                                               Minimum              2003                2002
                                                          -----------------  ------------------  ------------------

Tier 1 leverage ratio                                            4%                  7.43%              5.99%
Tier 1 Risk-based capital ratio                                  6%                  9.23%              7.68%
Total Risk-based capital ratio                                   8%                 10.53%              8.98%


RESULTS OF OPERATIONS

Three months ended March 31, 2003 and 2002

Summary

Net earnings of the Company for the quarter ended March 31, 2003 was $550,000, compared to $71,000 for the same period in 2002, representing a $479,000 increase from prior period income. The earnings for the current period continue to be negatively impacted by ongoing costs associated with poor asset quality. Earnings for the prior year were impacted by severance and retirement payments and benefits to the former chief executive officer of the Company, which resulted in a pre-tax charge to the Company in 2002 of approximately $2.0 million.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the three months ended March 31, 2003 decreased $1,458,000, or 13.9%, from the same period in 2002. This decrease was largely a result of the decrease in interest and fee income on loans. Interest expense for the three months ended March 31, 2003 decreased $992,000, or 18.1%, over the corresponding period of 2002 due to decreases in interest expense paid on interest-bearing deposits and borrowed funds. These decreases were due to the impact of rapidly declining interest rates which outpaced the related loan and deposit volume growth. As a result of these factors, net interest income decreased $466,000, or 9.3%, for the three months ended March 31, 2003, compared to the same period of 2002.

Provision for Loan Losses

The provision for loan losses represents the charge against current earnings necessary to maintain the allowance for loan losses at a level which management considers appropriate. This level is determined based upon the Bank's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $100,000 for the three months ended March 31, 2003, compared to $609,000 for the same period of 2002. The allowance for loan losses as a percent of outstanding loans, net of unearned income, was 5.06% at March 31, 2003 compared to 5.03% at year-end 2002.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                                 March 31, 2003


Noninterest Income

Noninterest income for the three months ended March 31, 2003 was $599,000 compared to $542,000 for the same period of 2002. This 10.4% increase primarily was due to an increase in mortgage banking fee income.

Noninterest Expenses

Noninterest expenses for the three months ended March 31, 2003 were $4,157,000, reflecting a 14.9% decrease over the same period of 2002. The primary component of noninterest expenses is salaries and employee benefits, which decreased to $1,995,000 for the three months ended March 31, 2003, 40.0% lower than in the same period of 2002. Occupancy costs increased $237,000, or 74.2%, and other operating expenses increased $389,000, or 32.0%, from the same period of 2002. The Company's noninterest expense for the first quarter of 2002 included a pre-tax expense of approximately $2.0 million attributable to the retirement agreement with the former president and chief executive officer of the Company, which included a retirement obligation in the form of salary and compensatory stock option expense. Occupancy costs for the current period have increased primarily due to the addition of three new facilities.

Income Taxes

The Company attempts to maximize its net income through active tax planning. The provision for income taxes of ($330,000) for the three months ended March 31, 2003 increased $348,000 compared to the same period of 2002. Taxes as a percent of earnings increased from 33.8% to 37.5%. The effective tax rate of approximately 37.5% for the three months ended March 31, 2003, is more than the federal statutory rate principally because of state income taxes.

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

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                                 March 31, 2003

In January 2003, the FASB issued FIN 46, which clarifies the application of Accounting Research Bulletin ("ARB") 51, Consolidated Financial Statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. Management is currently assessing the impact of FIN 46, and does not expect this Interpretation to have a material effect on the Company's consolidated financial statements.

On April 30, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging
Activities. The provisions of SFAS No. 149 are effective for fiscal quarters beginning after June 15, 2003. Management does not believe the provisions of this standard will have a material effect on the Company's consolidated financial statements.

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

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                                 March 31, 2003


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

Any forward-looking statements are subject to numerous assumptions, risks and uncertainties because of the possibility of changes in underlying factors and assumptions. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including: recommendations made by or actions taken by banking regulatory authorities; significant changes in the economic scenario from the current anticipated scenario which could materially change anticipated credit quality trends; the value of investment securities and the ability to generate loans; significant delay in or inability to execute strategic initiatives designed to increase capital, reduce non-performing loans and classified assets, grow revenues and control expenses; ability to maintain sufficient liquidity and cash flow and significant changes in accounting, tax or regulatory practices or requirements; changes in interest rates; financial, legal, regulatory or other changes affecting the banking and financial services industries in general; continued intense competition from numerous providers of products and services which compete with the Company's businesses, and other factors listed from time to time in the Company's SEC reports, including, but not limited to, the Annual Report on Form 10-K for the year ended December 31, 2002.

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

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                                 March 31, 2003


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


              [The remainder of this page intentionally left blank]

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                                 March 31, 2003



As of March 31, 2003, the Company's simulation analysis reflected that the Company is at greatest risk in a decreasing interest rate environment. The table below depicts the results of the simulation assuming one and two percent decreases and increases in the prime interest rates in a one year time horizon.


                                               Interest Rate Risk
                                             (Amounts in thousands)

                                                                   One Year Time Horizon
                                                                Estimated Repricing Amounts
                                                   -----------------------------------------------------------
                                                     Down             Up               Down             Up
                                                   1 Percent       1 Percent        2 Percent        2 Percent
                                                   ---------       ---------        ---------        ---------
Rate Sensitive Assets:
   Loans....................................       $ 205,190       $ 186,053        $ 217,948        $ 179,674
   Deposits in banks........................             109             109              109              109
   Federal funds sold.......................           8,958           8,958            8,958            8,958
   Securities...............................          15,551          11,494           16,093           10,331
                                                   ---------       ---------        ---------        ---------
     Total Rate Sensitive Assets............         229,808         206,614          243,108          199,072
                                                   ---------       ---------        ---------        ---------
Rate Sensitive Liabilities
   Deposits - Demand........................          35,527          35,527           35,527           35,527
   Deposits - Time..........................         225,146         225,146          225,146          225,146
   Other borrowings.........................              --              --               --           13,000
                                                          --              --               --               --
                                                   ---------       ---------        ---------        ---------
     Total Rate Sensitive Liabilities.......         260,673         260,673          260,673          273,673
                                                   ---------       ---------        ---------        ---------

Rate Sensitivity Gap........................       $ (30,865)      $ (54,059)       $ (17,565)       $ (74,601)
                                                   =========       =========        =========        =========

Change in Amount of Net Interest Margin.....       $ (30,865)      $    (541)       $     351        $  (1,492)
                                                   =========       =========        =========        =========

Change in Percent of Net Interest Margin....            1.61%          (2.82)%           1.83%           (7.79)%
                                                   =========       =========        =========        =========



              [The remainder of this page intentionally left blank]

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                                 March 31, 2003


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

(b) Management commenced a comprehensive review of the Company's internal control structures. Management's review of the internal control structures of the Company and the Bank indicated significant weaknesses in the Company's and the Bank's internal controls and procedures, particularly with respect to the Bank's lending functions, including credit underwriting and loan review. As a result of the information gathered in the course of these reviews, management of both the Company and the Bank have taken steps to modify and supplement internal controls and procedures in order to augment the Company's reporting and to ensure timely evaluation of reporting regarding the operations of the Bank, particularly with respect to the credit and asset quality of the Bank. Furthermore, in the course of these reviews, the Company and the Bank determined that certain internal controls relating to loan policies and procedures have not been followed by Bank personnel, and have taken steps to correct these matters, including the dismissal of certain employees of the Bank. The Bank has retained a new President and Chief Executive Officer, and, additionally, the Company has changed outside legal counsel. Management of the Company is continuing to review and modify the Company's internal controls and procedures. This review process is currently ongoing and is not complete as of the date of the filing of this Quarterly Report on Form 10-Q. Management has disclosed the control weaknesses to its Audit Committee and to the outside auditors of the Company, and is continuing to seek their advice and support in revising and supplementing the internal controls and procedures of the Company and the Bank.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                                 March 31, 2003


Part II - Other Information

     Item 1 - Legal Proceedings

     Reference is made to the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, under the heading "Item 3 - Legal Proceedings." Subsequent to the filing of the Company's Form 10-K, the Company received notice that a suit had been filed by a second former officer and director in the Circuit Court of Jefferson County, Alabama, alleging similar causes of action against the Bank. Both of these suits have since been removed to the United States District Court for the Northern District of Alabama, and the Bank intends to vigorously defend this and any other action brought against the Bank by either of the officers, and does not believe that the final outcome will have a material impact on the Bank or the Company.


     Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit No.                       Exhibit                                         Page

     10.1 Employment Contract for Don H. Pruett                                    28

     10.2 Employment Contract for Robert Harwell                                   42

     11   Computation of Per Share Earnings                                        58

     99.1 Chief Executive Officer - Certification  pursuant to 18 U.S.C. Section
          1350, as adopted pursuant to Section 906 of the  Sarbanes-Oxley Act of
          2002                                                                     59

     99.2 Chief Financial Officer - Certification  pursuant to 18 U.S.C. Section
          1350, as adopted pursuant to Section 906 of the  Sarbanes-Oxley Act of
          2002                                                                     60

     (b)  Reports on Form 8-K

          During the quarter ended March 31, 2003, the Company filed the following Current Report on Form 8-K:

          Form 8-K filed on March 27, 2003, to disclose under Item 5 the commencement of a private placement of up to 1,000,000 shares of common stock.


                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                                 March 31, 2003



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HERITAGE FINANCIAL HOLDING CORPORATION

By:  /s/  Harold B. Jeffreys                                       May  15, 2003
   ---------------------------------------------                   -------------
   Harold B. Jeffreys                                                   Date
   Interim President and Chief Executive Officer


By:  /s/  Thomas E. Hemmings                                       May  15, 2003
   ---------------------------------------------                   -------------
   Thomas E. Hemmings                                                   Date
   Chief Financial Officer

                                                                    Exhibit 10.1


                              EMPLOYMENT AGREEMENT



     THIS AGREEMENT (this "Agreement"), is made and entered into this ___ day of February, 2003, but effective as of October 25, 2002, by and among Heritage Bank, an Alabama state banking corporation (the "Bank"), and Don H. Pruett (the "Executive").

                              W I T N E S S E T H:
                               - - - - - - - - - -

     WHEREAS, the Bank desires to employ the Executive as its Executive Vice President and Chief Lending Officer on the terms and conditions hereinafter provided, and the Executive desires to accept such employment on the terms and conditions hereinafter set forth;

     NOW, THEREFORE, in consideration of the mutual promises, covenants and agreements set forth in this Agreement, the receipt and sufficiency of which are hereby acknowledged, the parties hereto, intending to be legally bound, do hereby agree as follows:

SECTION 1: EMPLOYMENT OF EXECUTIVE; DUTIES AND RESPONSIBILITIES

1.1 Employment of Executive. The Company and the Bank shall employ the Executive, and the Executive shall provide services to the Company and the Bank, upon and subject to the terms and conditions of this Agreement.

1.2 Term of Employment of Executive. Subject to the provisions of Section 3 hereof, the employment of the Executive by the Company and the Bank pursuant to this Agreement shall be for an initial term of three (3) years commencing on October 25, 2002, and ending on October 24, 2005; provided that such term may be renewed annually by mutual agreement of the Board of Directors of the Bank for one additional year on each anniversary of the effective date of this Agreement such that, if such renewal election is made by the Bank and the Company, on each of such anniversary dates the remaining term hereunder will be three years. The period of the Executive's employment hereunder is referred to herein as the "Employment Period."

1.3 Offices and Positions of Executive. Except as otherwise mutually agreed by the Company, the Bank and the Executive and subject to Section 1.4 hereof, the Executive shall serve as Executive Vice President and Chief Lending Officer and any other position agreed upon by the parties.

1.4 Duties and Responsibilities. During the Employment Period, the Executive shall report directly to the Chief Executive Officer ("CEO") of the Bank and shall perform such duties and responsibilities as the CEO of the Bank shall reasonably assign to the Executive from time to time and as are commensurate with his position and which may be set forth in the Bank's bylaws. During the Employment Period, Executive shall devote his full business time, attention, skill and efforts to the performance of his duties hereunder, except during periods of illness or periods of vacation and leaves of absence consistent with the Company and Bank policies. The Executive may devote reasonable periods of time to serve as a director or advisor to other organizations, to charitable and community activities and to managing his personal investments, provided that such activities do not materially interfere with the performance of his duties to the Company or the Bank and are not in conflict or competitive with, or adverse to, the interests of the Company or the Bank.

SECTION 2: COMPENSATION; REIMBURSEMENT; AND BENEFITS

2.1 Base Salary and Bonus. During the Employment Period, the Bank shall pay to the Executive the annual base salary (the "Base Salary") at the rate of $125,000 per year beginning October 25, 2002 and continuing at such rate until December 31, 2003. Beginning with calendar year 2004, the Base Salary shall be reviewed no less frequently than annually by the CEO of the Bank for the year 2004 and for each subsequent calendar year; if the CEO in his discretion should modify the Base Salary upon any such review then, for purposes of this Agreement, the term Base Salary shall thereafter mean such modified amount.

     In addition to the Base Salary, the Bank may pay the Executive such bonus or bonuses, if any, as the Board of Directors of the Bank, or the Board of Directors of Heritage Financial Holding Corporation, a Delaware corporation and sole shareholder of the Bank (the

     "Company"), may from time to time determine. The Executive shall be eligible for bonuses under the Executive Management Bonus Program of the Company and/or the Bank, and specific criteria will be developed for the position of Executive Vice President and Chief Lending Officer of the Bank under the terms of such Executive Management Bonus Program.

2.2 Payment of Base Salary and Bonus. The Bank shall pay the Base Salary and bonuses, if any, due the Executive in accordance with the policy or policies of the Bank as in effect from time to time for the payment of salary and bonuses to senior executive personnel.

2.3 Incentive Stock Option. Within one hundred eighty (180) days after the effective date of this Agreement, the Company shall grant to Executive stock options (the "Option") to acquire up to an aggregate of fifty thousand (50,000) shares of the common stock of the Company, par value
     $0.01 per share, pursuant to and in accordance with the terms and conditions of the Heritage Financial Holding Corporation Incentive Stock Compensation Plan (the "Plan"), and the Option shall be an Incentive Stock Option (as defined in the Plan) as to the greatest number of shares permitted pursuant to the Plan and shall be a Supplemental Stock Option (as defined in the Plan) with respect to the remaining shares. The per share exercise price of the Option shall be not less than the fair market value of a share of common stock of the Company as of the date of the grant, as required under the terms of the Plan. The Option shall vest according to the following schedule: (i) 8,500 shares shall vest immediately upon the date of the grant; (ii) 8,500 shall vest on the first anniversary of the date of the grant; (iii) 8,500 shall vest on the second anniversary of the date of the grant; (iv) 8,500 shall vest on the third anniversary of the date of the grant; and (v) 8,500 shall vest on the fourth anniversary of the date of the grant; and (vi) 7,500 shares shall vest on the fifth anniversary of the date of the grant. Notwithstanding the foregoing, in the event of a Change of Control (as defined in Section 3.1(d) of this Agreement), the Option shall become fully vested immediately upon the effective time of such Change of Control, as provided by the terms of the Plan.

2.4 Insurance. The Bank shall purchase, and shall be the owner of, a term life insurance policy in the face amount of $400,000 for Executive, the beneficiary of which shall be designated by the Executive; provided that upon the termination of Executive's employment hereunder for any reason other than death, the Executive may purchase such policy from the

     Bank on such terms as may be agreed upon by the parties at such time or else the Bank may terminate such policy or otherwise permit it to lapse if the Executive does not purchase such policy. The Bank shall provide disability insurance for the benefit of the Executive in amount not less than one times Base Salary.

2.5 Other Benefits. The Executive shall be entitled to participate on the same basis as other similarly situated employees of the Bank in all incentive and benefit programs or arrangements made available to such employees.

2.6 Automobile; Cellular Telephone. During the Employment Period, the Bank will make available for use by the Executive an automobile in accordance with the Bank's Executive Automobile Program dated as of May 28, 2002, subject to the policies and procedures of the Bank with respect to the personal use of such automobile. During the Employment Period, the Bank will make available for use by the Executive a cellular telephone, subject to the policies and procedures of the Company or the Bank, as applicable, with respect to the personal use of such telephone.

2.7  Business  Expenses.   The  Bank  shall  reimburse  the  Executive  for  all
     reasonable expenses incurred by him in accordance with the standard policies and procedures of the Bank in the course of rendering his services pursuant to this Agreement; provided, however, that the Executive shall promptly submit such reasonable documentation as may be requested by the Bank to verify such expenditures.

2.8 Country Club and Civic Club Dues. The Bank shall reimburse the Executive's reasonable expenses for initiation fees, dues and capital assessments for membership in a country club or social club and for other civic club memberships, as authorized by the compensation committee, entered by the Executive during the Employment Period; provided that if the Executive during the Employment Period ceases his membership in any such clubs and any bonds or other capital payments made by the Bank are repaid to the Executive, the Executive shall pay over such payments to the Bank; and provided further, that upon the termination of the Executive's employment hereunder, Executive shall either terminate such memberships and return to the Bank any bonds or other capital payments made by the Bank that are repaid to the

     Executive by such country club or civic clubs or organizations, or purchase such memberships from the Bank and reimburse the Bank for any and all initiation fees and bonds or other capital payments made by the Bank with respect to such memberships.

2.9 Vacation. The Executive shall be entitled to three (3) weeks of paid vacation per year. The vacation to which the Executive is entitled pursuant to this Section 2.9 shall be available under the same terms and conditions as are applicable to similarly situated executive personnel of the Bank. The Executive shall take into consideration the needs of the Bank in setting his vacation schedule.

2.10 Indemnification. The Executive shall be entitled to indemnification (and to reimbursement of expenses incurred in connection with such indemnified claims, etc.) as an officer and director of the Bank to the full extent provided for in the Articles of Incorporation and Bylaws of the Bank, as the same may be amended from time to time, and subject to applicable law. The Bank shall also use its best efforts to obtain coverage for the Executive under any insurance policy now in force or hereinafter obtained during the term of this Agreement covering the other officers and directors of the Bank against lawsuits.

SECTION 3: TERMINATION OF EMPLOYMENT

3.1 Termination of Employment Period. The Employment Period may be terminated in the following manner:

     (a) Termination on Death or Disability. The Employment Period shall automatically terminate upon the death or Disability of the Executive. The term "Disability" shall mean the Executive's physical or mental incapacity that renders him incapable of performing the essential functions of the duties required of him by this Agreement for one hundred eighty (180) or more consecutive days, even with reasonable accommodation. In the case of termination upon the Disability of the Executive, there shall be a determination by the Board of Directors of the Bank that such grounds for termination exist.

     (b) Termination upon Notice. The Employment Period may be terminated by the Executive at any time, upon thirty (30) days' written notice to the Bank. The Employment Period may be terminated by the Bank, by resolution of its Board of Directors, for any other reason other than for "Cause" (as defined in Section 3.1(c) of this Agreement), upon thirty (30) days written notice to the Executive.

     (c) Termination for Cause. The Employment Period may be terminated by the Bank for "Cause" at any time during the Employment Period immediately upon written notice to the Executive, which notice shall state the facts constituting such "Cause." For the purpose of this Section , the term "Cause" shall mean (i) intentional misconduct or gross malfeasance, or an act or acts of gross negligence in the course of employment or any material breach of Executive's obligations contained herein, including, without limitation, acts competitive with or deliberately harmful to the business of the Company or the Bank; (ii) any intentional misstatement or omission to the directors or executive officers of the Company or the Bank with respect to any matter; (iii) the intentional failure of the Executive to follow the reasonable instructions and policies of the Company or the Bank; (iv) the Executive's conviction, admission or confession of any felony or an unlawful act involving active and willful fraud or moral turpitude; or
          (v) the violation by the Executive of applicable state and federal regulations, rules, or statutes. The Bank shall have the power to temporarily suspend Executive (with such pay, if any, as the Bank may determine) from duty if there is substantial evidence of probable Cause until Cause is either proved or disproved; if disproved, full reinstatement with pay will immediately be effected.

     (d) Termination for Good Reason. The Employment Period may be terminated by the Executive for "Good Reason," as hereinafter defined, at any time during the Employment Period upon thirty (30) days' written notice to the Bank, which notice shall state the facts constituting such "Good Reason." For the purpose of this Section 3.1(d), the term "Good Reason" shall mean (i) the occurrence of a Change in Control (as hereinafter defined), (ii) a reduction in the Executive's base salary without his consent, or (iii) following a Change in Control, a reduction in the Executive's base salary or any failure to pay the Executive any compensation or benefits to which he is entitled within five days of the date due, or the failure by the Bank to (A) continue in effect (without reduction in benefit level and/or reward opportunities) any material compensation or employee benefit plan in which the Executive was participating at any time within ninety days preceding the date of a Change in Control or at any time thereafter, unless such plan is replaced with a plan that provides substantially equivalent compensation or benefits to the Executive or (B) provide the Executive with compensation and benefits, in the aggregate, at least equal (in terms of benefit levels and/or reward opportunities) to those provided for under each other employee benefit plan, program and practice in which the Executive was participating at any time within ninety days preceding the date of a Change in Control or at any time thereafter. For the purpose of this Section 3.1(d), the term "Change in Control" means (A) the acquisition at any time by a "person" or "group" (as such terms are used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934 (the "Exchange Act")) who or which are the beneficial owners (as defined in Rule 13(d)-3 under the Exchange Act), directly or indirectly, of securities representing more than 35% of the combined voting power in the election of directors of the then outstanding securities of the Company or any successor of the Company; (B) if during any period (an "Applicable Period") of two (2) years or less, with the first day (the "Start Date") for any such Applicable Period to be no earlier than the effective date of this Agreement, there shall occur the termination (except by reason of death, disability, voluntary resignation or retirement) of the service of the Required Number of the persons serving as of the Start Date as directors of the Board of Directors of the Company (as used herein, the "Required Number" of directors shall be that number which, as of the Start Date, constituted a majority of the Board of Directors of the Company); (C) the sale or disposition ( which shall not include a pledge by the Company of the capital stock of the Bank as security for obligations of the Company unless and until the pledgee thereof exercises remedies against said stock to effect a sale or disposition) by the Company of any of the capital stock of the Bank or approval by the shareholders of the Company of any sale or disposition of substantially all of the assets or earning power of the Company; (D) approval by the shareholders of the Company of any merger, consolidation, or statutory share exchange to which the Company is a party as a result of which the persons who were shareholders immediately prior to the effective date of the merger, consolidation or share exchange shall have beneficial ownership of less than 35 % of the combined voting power in the election of directors of the surviving corporation.

3.2  Consequences of Termination.

(a) By the Bank for Cause or By Executive other than for Good Reason. In the event Executive's employment is terminated (i) by the Bank for Cause under
     Section 3.1(c) hereof, (ii) by the Executive other than for Good Reason under Section 3.1(d) hereof, or (iii) as a result of the Executive's death or Disability under Section 3.1(a) hereof, neither the Company or the Bank shall be under any further obligation to make any payments or provide any benefits to the Executive, except for Base Salary earned but unpaid at the time of such termination, expenses otherwise reimbursable herein incurred by, but not yet reimbursed to, the Executive at the time of such termination, any earned but unpaid incentive awards due to the Executive, and group health coverage that is required to be continued by applicable law.

(b) By the Bank other than for Cause or By Executive for Good Reason. In the event the Employment Period is terminated by the Executive for Good Reason under Section 3.1(d) hereof or by the Bank for a reason other than Cause pursuant to Section 3.1(b) hereof, the Bank shall pay to the Executive (i) an aggregate amount equal to two (2) times the Base Salary, payable in monthly installments each equal to one-twelfth of the Base Salary, for the twenty-four months following such termination, and (ii) Base Salary earned but unpaid at the time of such termination, expenses otherwise reimbursable herein incurred by, but not yet reimbursed to, the Executive at the time of such termination, any earned but unpaid incentive awards due to the Executive, and group health coverage that is required to be continued by applicable law; provided, however, that, at the election of the Bank by decision of its Board of Directors, the Bank may pay to the Executive, in lieu of the payment provided for by (i) above, an aggregate amount equal to one (1) times the Base Salary, payable in monthly installments each equal to one-twelfth of the Base Salary, for the twelve months following such termination and, if the Bank makes such election, the non-competition period under Section 4.3(a) shall be reduced to a period of one (1) year following such termination; provided further, however, the Bank shall have no right to make any such election in anticipation of or following a Change in Control. In addition, in the event the Employment Period is terminated by the Executive for Good Reason under Section 3.1(d) hereof or by the Bank for a reason other than Cause pursuant to Section 3.1(b) hereof, the Option granted pursuant to Section 2.3 hereof shall become fully vested immediately upon the effective time of such termination.

(c) Obligation of the Bank to make the payments under Section 3.2(b) of this Agreement. Compliance by the Executive with Section 4 of this Agreement is a condition precedent to the Bank's obligation to make, or to continue to make, the payments referred to in Section 3.2(b) of this Agreement.

(d) Payments made to the Executive net of Taxes. All payments made to the Executive pursuant to this Agreement shall be received by the Executive net of all applicable withholding and payroll taxes.

(e) Certain Litigation Expenses. If litigation after a Change in Control should be brought to enforce or interpret any provision contained in this Agreement and the Executive shall prevail in such litigation, the Bank shall, to the full extent permitted by applicable law, indemnify Executive for Executive's reasonable attorneys' fees and disbursements incurred in such litigation to the extent the Executive has prevailed therein.

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

4.3  Non-Competition...

     (a) In the event the Executive's employment under this Agreement shall be terminated during the Employment Period by the Executive for Good Reason under Section 3.1(d) hereof or by the Bank for a reason other than Cause pursuant to Section 3.1(b) hereof, then for two (2) years following such termination (subject to the proviso contained in
          Section 3.2(b) hereof), and in the event the Executive's employment under this Agreement shall terminate for any other reason pursuant to
          Section 3.1 of this Agreement during the Employment Period then for one (1) year following such termination, the Executive shall not, in any county where the Company, the Bank or any of their majority-owned subsidiaries has a bank branch that accepts deposits that are insured by the Federal Deposit Insurance Corporation ("FDIC") at the time of such termination (each a "Branch County"), or in Shelby County, Alabama (which is contiguous to a Branch County), physically work or perform services as a consultant to, or serve as a member of management or as an employee of, a financial institution whose deposits are insured by the FDIC. Bank branches of successors and assigns of the Company or the Bank shall not be considered in determining the prohibited geographical area. Notwithstanding the foregoing, this Section 4.3 shall not apply at any time after a Change in Control shall have occurred. In the event that the Bank is obligated to pay to the Executive the payments provided for in Section 3.2(b) of this Agreement and the Bank fails to make, or fails to continue to make, the payments referred to in Section 3.2(b) within ten (10) days of such payments or portions thereof becoming due under Section 3.2(b), then the Executive shall thereafter cease to be subject to the provisions of this Section 4.3, provided that nothing in this sentence shall be construed to release the Executive from the obligations set forth in this Section 4.3 in the event that Executive's employment is terminated in a manner which does not give rise to the payment obligations under Section 3.2(b) (including, without limitation, termination by the Bank for Cause under Section 3.1(c) hereof or by the Executive other than for Good Reason under
          Section 3.1(d) hereof)

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

4.4 Specific Performance. The Executive agrees that in the event of a breach or threatened breach of Section 4.1, 4.2 or 4.3 of this Agreement, that the Bank is likely to suffer, and will suffer, immediate and irreparable injury for which there is no adequate remedy at law. Therefore, in addition to any other rights or remedies which the Bank may have under this Agreement, the Bank will be entitled to enforce the specific performance of this Agreement by the Executive and to obtain a preliminary injunction, without the requirement of posting a bond, enjoining the Executive from engaging in any activity in violation thereof.

SECTION 5: ADDITIONAL CONDITIONS

5.1 Condition to Executive's Employment. The initial employment of Executive under this Agreement is subject to the Bank's receipt and review of Executive's credit history and subject to the information contained therein being satisfactory to the Bank in its sole discretion.

SECTION 6: GENERAL PROVISIONS

6.1 Non-assignability. Neither this Agreement nor any of the rights, obligations or interest arising hereunder may be assigned by the Executive without the prior written consent of the Bank; provided, however, that nothing in this Section 6.1 shall preclude the Executive from designating, in writing, a beneficiary to receive any compensation payable to him or any other benefit receivable by him under this Agreement upon the death or incapacity of the Executive, nor shall it preclude the executors, administrators or any other legal representatives of the Executive or his estate from assigning any rights hereunder to the person or persons entitled thereto. Neither this Agreement nor any of the rights, obligations or interest arising hereunder may be assigned by the Bank without the prior written consent of the Executive to a person other than (1) an affiliate of the Bank or the Company, or (2) any party with which the Company or the Bank merges or consolidates, or to whomever the Company or the Bank may sell all or substantially all of its assets; provided, however, that any such affiliate or successor shall expressly assume all of the Bank's obligations and liabilities to the Executive under this Agreement.

6.2 Severability. This Agreement shall be deemed severable and any part hereof which may be held invalid by a court or other entity of competent jurisdiction shall be deemed automatically excluded from this Agreement and the remaining parts shall remain in full force and effect.

6.3 Merger. This Agreement contains the entire understanding of the parties hereto and constitutes the only agreement between the Bank and the Executive regarding the employment of the Executive by the Bank. This
     Agreement supersedes all prior agreements, either express or implied, between the parties hereto regarding the employment of the Executive by the Bank.

6.4 Amendment. None of the terms and conditions of this Agreement shall be amended or modified unless expressly consented to in writing and signed by each of the parties hereto.

6.5 Governing Law. This Agreement shall be governed by and construed under the laws of the State of Alabama without regard to provisions thereof governing conflicts of law.

6.6 Notices. All notices or other communications to be given by the parties among themselves pursuant to this Agreement shall be in writing, and all payments to be made hereunder shall be deemed to have been duly made if mailed by certified mail or hand delivered to either of the parties at their respective addresses as they appear on the records of the Bank. Any of the parties hereto may change their respective addresses upon written notice to the other given in the manner provided in this Section.

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

HERITAGE BANK


------------------------------
By:
   ---------------------------
    Its:
        ----------------------
EXECUTIVE

------------------------------
     Don H. Pruett

                                                                    Exhibit 10.2


                              EMPLOYMENT AGREEMENT



     THIS AGREEMENT (this "Agreement"), is made and entered into this ___ day of January, 2003, by and among Heritage Bank, an Alabama state banking corporation (the "Bank"), and Robert F. Harwell, Jr. (the "Executive").

                              W I T N E S S E T H:
                               - - - - - - - - - -

     WHEREAS, the Bank desires to employ the Executive as its regional President of North Alabama on the terms and conditions hereinafter provided, and the Executive desires to accept such employment on the terms and conditions hereinafter set forth;

     NOW, THEREFORE, in consideration of the mutual promises, covenants and agreements set forth in this Agreement, the receipt and sufficiency of which are hereby acknowledged, the parties hereto, intending to be legally bound, do hereby agree as follows:

SECTION 1: EMPLOYMENT OF EXECUTIVE; DUTIES AND RESPONSIBILITIES

1.1 Employment of Executive. The Company and the Bank shall employ the Executive, and the Executive shall provide services to the Company and the Bank, upon and subject to the terms and conditions of this Agreement.

1.2 Term of Employment of Executive. Subject to the provisions of Section 3 hereof, the employment of the Executive by the Company and the Bank pursuant to this Agreement shall be for an initial term of three (3) years commencing on January ___, 2003, and ending on January ___, 2006; provided that such term may be renewed annually by mutual agreement of the Board of Directors of the Bank for one additional year on each anniversary of the effective date of this Agreement such that, if such renewal election is made by the Bank and the Company, on each of such anniversary dates the remaining term hereunder will be three years. The period of the Executive's employment hereunder is referred to herein as the "Employment Period."

1.3 Offices and Positions of Executive. Except as otherwise mutually agreed by the Company, the Bank and the Executive and subject to Section hereof, the Executive shall serve as regional President of North Alabama and any other position agreed upon by the parties.

1.4 Duties and Responsibilities. During the Employment Period, the Executive shall report directly to the Chief Executive Officer ("CEO") of the Bank and shall perform such duties and responsibilities as the CEO of the Bank shall reasonably assign to the Executive from time to time and as are commensurate with his position and which may be set forth in the Bank's bylaws. During the Employment Period, Executive shall devote his full business time, attention, skill and efforts to the performance of his duties hereunder, except during periods of illness or periods of vacation and leaves of absence consistent with the Company and Bank policies. The Executive may devote reasonable periods of time to serve as a director or advisor to other organizations, to charitable and community activities and to managing his personal investments, provided that such activities do not materially interfere with the performance of his duties to the Company or the Bank and are not in conflict or competitive with, or adverse to, the interests of the Company or the Bank.

SECTION 2: COMPENSATION; REIMBURSEMENT; AND BENEFITS

2.1 Base Salary and Bonus. During the Employment Period, the Bank shall pay to the Executive the annual base salary (the "Base Salary") at the rate of $140,000 per year beginning January ___, 2003 and continuing at such rate until December 31, 2003. Beginning with calendar year 2004, the Base Salary shall be reviewed no less frequently than annually by the CEO of the Bank for the year 2004 and for each subsequent calendar year; if the CEO in his discretion should modify the Base Salary upon any such review then, for purposes of this Agreement, the term Base Salary shall thereafter mean such modified amount.

     In addition to the Base Salary, the Bank may pay the Executive such bonus or bonuses, if any, as the Board of Directors of the Bank, or the Board of Directors of Heritage Financial Holding Corporation, a Delaware corporation and sole shareholder of the Bank (the "Company"), may from time to time determine. The Executive shall be eligible to be considered for bonuses under the Executive Management Bonus Program of the Company and/or the Bank, and specific criteria will be developed for the position of the regional President of North Alabama Alabama Bank under the terms of such Executive Management Bonus Program. The Executive shall be paid a bonus of not less than $40,000 for the services provided by the Executive for the calendar year ended December 31, 2003.

2.2 Payment of Base Salary and Bonus. The Bank shall pay the Base Salary and bonuses, if any, due the Executive in accordance with the policy or policies of the Bank as in effect from time to time for the payment of salary and bonuses to senior executive personnel.

2.3 Incentive Stock Option. Within ninety (90) days after the effective date of this Agreement, the Company shall grant to Executive stock options (the "Option") to acquire up to an aggregate of fifty thousand (50,000) shares of the common stock of the Company, par value $0.01 per share, pursuant to and in accordance with the terms and conditions of the Heritage Financial Holding Corporation Incentive Stock Compensation Plan (the "Plan"), and the Option shall be an Incentive Stock Option (as defined in the Plan) as to the greatest number of shares permitted pursuant to the Plan and shall be a Supplemental Stock Option (as defined in the Plan) with respect to the remaining shares. The per share exercise price of the Option shall be not less than the fair market value of a share of common stock of the Company as of the date of the grant, as required under the terms of the Plan. The Option shall vest according to the following schedule: (i) 8,500 shares shall vest immediately upon the date of the grant; (ii) 8,500 shall vest on the first anniversary of the date of the grant; (iii) 8,500 shall vest on the second anniversary of the date of the grant; (iv) 8,500 shall vest on the third anniversary of the date of the grant; and (v) 8,500 shall vest on the fourth anniversary of the date of the grant; and (vi) 7,500 shares shall vest on the fifth anniversary of the date of the grant. Notwithstanding the foregoing, in the event of a Change of Control (as defined in Section 3.1(d) of this Agreement), the Option shall become fully vested immediately upon the effective time of such Change of Control, as provided by the terms of the Plan

2.4 Insurance. The Bank shall purchase, and shall be the owner of, a term life insurance policy in the face amount of $250,000 for Executive, the beneficiary of which shall be designated by the Executive; provided that upon the termination of Executive's employment hereunder for any reason other than death, the Executive may purchase such policy from the Bank on such terms as may be agreed upon by the parties at such time or else the Bank may terminate such policy or otherwise permit it to lapse if the Executive does not purchase such policy. The Bank shall provide disability insurance for the benefit of the Executive.

2.5 Other Benefits. The Executive shall be entitled to participate on the same basis as other similarly situated employees of the Bank in all incentive and benefit programs or arrangements made available to such employees.

2.6 Automobile; Cellular Telephone. During the Employment Period, the Bank will make available for use by the Executive an automobile in accordance with the Bank's Executive Automobile Program dated as of May 28, 2002, subject to the policies and procedures of the Bank with respect to the personal use of such automobile. During the Employment Period, the Bank will make available for use by the Executive a cellular telephone, subject to the policies and procedures of the Company or the Bank, as applicable, with respect to the personal use of such telephone.

2.7  Business  Expenses.   The  Bank  shall  reimburse  the  Executive  for  all
     reasonable expenses incurred by him in accordance with the standard policies and procedures of the Bank in the course of rendering his services pursuant to this Agreement; provided, however, that the Executive shall promptly submit such reasonable documentation as may be requested by the Bank to verify such expenditures.

2.8 Country Club and Civic Club Dues. The Bank shall reimburse the Executive's reasonable expenses for initiation fees, dues and capital assessments for membership in the Valley Hill Country Club and for other civic club memberships, as authorized by the compensation committee, entered by the Executive during the Employment Period; provided that if the Executive during the Employment Period ceases his membership in any such clubs and any bonds or other capital payments made by the Bank are repaid to the Executive, the Executive shall pay over such payments to the Bank; and provided further, that upon the termination of the Executive's employment hereunder, Executive shall either terminate such memberships and return to the Bank any bonds or other capital payments made by the Bank that are repaid to the Executive by such country club or civic clubs or organizations, or purchase such memberships from the Bank and reimburse the Bank for any and all initiation fees and bonds or other capital payments made by the Bank with respect to such memberships.

2.9 Vacation. The Executive shall be entitled to three (3) weeks of paid vacation per year. The vacation to which the Executive is entitled pursuant to this Section 2.9 shall be available under the same terms and conditions as are applicable to similarly situated executive personnel of the Bank. The Executive shall take into consideration the needs of the Bank in setting his vacation schedule.

2.10 Indemnification. The Executive shall be entitled to indemnification (and to reimbursement of expenses incurred in connection with such indemnified claims, etc.) as an officer and director of the Bank to the full extent provided for in the Articles of Incorporation and Bylaws of the Bank, as the same may be amended from time to time, and subject to applicable law. The Bank shall also use its best efforts to obtain coverage for the Executive under any insurance policy now in force or hereinafter obtained during the term of this Agreement covering the other officers and directors of the Bank against lawsuits.

SECTION 3 TERMINATION OF EMPLOYMENT

3.1 Termination of Employment Period. The Employment Period may be terminated in the following manner:

     (e) Termination on Death or Disability. The Employment Period shall automatically terminate upon the death or Disability of the Executive. The term "Disability" shall mean the Executive's physical or mental incapacity that renders him incapable of performing the essential functions of the duties required of him by this Agreement for one hundred eighty (180) or more consecutive days, even with reasonable accommodation. In the case of termination upon the Disability of the Executive, there shall be a determination by the Board of Directors of the Bank that such grounds for termination exist.

     (f) Termination upon Notice. The Employment Period may be terminated by the Executive at any time, upon thirty (30) days' written notice to the Bank. The Employment Period may be terminated by the Bank, by resolution of its Board of Directors, for any other reason other than for "Cause" (as defined in Section 3.1(c) of this Agreement), upon thirty (30) days written notice to the Executive.

     (g) Termination for Cause. The Employment Period may be terminated by the Bank for "Cause" at any time during the Employment Period immediately upon written notice to the Executive, which notice shall state the facts constituting such "Cause." For the purpose of this Section , the term "Cause" shall mean (i) intentional misconduct or gross malfeasance, or an act or acts of gross negligence in the course of employment or any material breach of Executive's obligations contained herein, including, without limitation, acts competitive with or deliberately harmful to the business of the Company or the Bank; (ii) any intentional misstatement or omission to the directors or executive officers of the Company or the Bank with respect to any matter; (iii) the intentional failure of the Executive to follow the reasonable instructions and policies of the Company or the Bank; (iv) the Executive's conviction, admission or confession of any felony or an unlawful act involving active and willful fraud or moral turpitude; or
          (v) the violation by the Executive of applicable state and federal regulations, rules, or statutes. The Bank shall have the power to temporarily suspend Executive (with such pay, if any, as the Bank may determine) from duty if there is substantial evidence of probable Cause until Cause is either proved or disproved; if disproved, full reinstatement with pay will immediately be effected.

     (h) Termination for Good Reason. The Employment Period may be terminated by the Executive for "Good Reason," as hereinafter defined, at any time during the Employment Period upon thirty (30) days' written notice to the Bank, which notice shall state the facts constituting such "Good Reason." For the purpose of this Section 3.1(d), the term "Good Reason" shall mean (i) the occurrence of a Change in Control (as hereinafter defined), (ii) a reduction in the Executive's base salary without his consent, or (iii) following a Change in Control, a reduction in the Executive's base salary or any failure to pay the Executive any compensation or benefits to which he is entitled within five days of the date due, or the failure by the Bank to (A) continue in effect (without reduction in benefit level and/or reward opportunities) any material compensation or employee benefit plan in which the Executive was participating at any time within ninety days preceding the date of a Change in Control or at any time thereafter, unless such plan is replaced with a plan that provides substantially equivalent compensation or benefits to the Executive or (B) provide the Executive with compensation and benefits, in the aggregate, at least equal (in terms of benefit levels and/or reward opportunities) to those provided for under each other employee benefit plan, program and practice in which the Executive was participating at any time within ninety days preceding the date of a Change in Control or at any time thereafter. For the purpose of this Section 3.1(d), the term "Change in Control" means (A) the acquisition at any time by a "person" or "group" (as such terms are used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934 (the "Exchange Act")) who or which are the beneficial owners (as defined in Rule 13(d)-3 under the Exchange Act), directly or indirectly, of securities representing more than 35% of the combined voting power in the election of directors of the then outstanding securities of the Company or any successor of the Company, unless the acquisition of securities resulting in such ownership by such person or group had been approved by the Board of Directors of the Company; (B) the termination of service of directors, for any reason other than death, disability or retirement from the Board of Directors, during any period of two consecutive years or less, of individuals who at the beginning of such period constituted a majority of the Board of Directors of the Company, unless the election of or nomination for election of each new director during such period was approved by a vote of at least a majority of the directors still in office who were directors at the beginning of the period; (C) the sale or disposition ( which shall not include a pledge by the Company of the capital stock of the Bank as security for obligations of the Company unless and until the pledgee thereof exercises remedies against said stock to effect a sale or disposition) by the Company of any of the capital stock of the Bank or approval by the shareholders of the Company of any sale or disposition of substantially all of the assets or earning power of the Company; (D) approval by the shareholders of the Company of any merger, consolidation, or statutory share exchange to which the Company is a party as a result of which the persons who were shareholders immediately prior to the effective date of the merger, consolidation or share exchange shall have beneficial ownership of less than 35 % of the combined voting power in the election of directors of the surviving corporation.

3.2  Consequences of Termination.

     (e) By the Bank for Cause or By Executive other than for Good Reason. In the event Executive's employment is terminated (i) by the Bank for Cause under Section 3.1(c) hereof, (ii) by the Executive other than for Good Reason under Section 3.1(d) hereof, or (iii) as a result of the Executive's death or Disability under Section hereof, neither the Company or the Bank shall be under any further obligation to make any payments or provide any benefits to the Executive, except for Base Salary earned but unpaid at the time of such termination, expenses otherwise reimbursable herein incurred by, but not yet reimbursed to, the Executive at the time of such termination, any earned but unpaid incentive awards due to the Executive, and group health coverage that is required to be continued by applicable law.

     (f) By the Bank other than for Cause or By Executive for Good Reason. In the event the Employment Period is terminated by the Executive for Good Reason under Section 3.1(d) hereof or by the Bank for a reason other than Cause pursuant to Section 3.1(b) hereof, the Bank shall pay to the Executive (i) an aggregate amount equal to two (2) times the Base Salary, payable in monthly installments each equal to one-twelfth of the Base Salary, for the twenty-four months following such termination, and (ii) Base Salary earned but unpaid at the time of such termination, expenses otherwise reimbursable herein incurred by, but not yet reimbursed to, the Executive at the time of such termination, any earned but unpaid incentive awards due to the Executive, and group health coverage that is required to be continued by applicable law; provided, however, that, at the election of the Bank by decision of its Board of Directors, the Bank may pay to the Executive, in lieu of the payment provided for by (i) above, an aggregate amount equal to one (1) times the Base Salary, payable in monthly installments each equal to one-twelfth of the Base Salary, for the twelve months following such termination and, if the Bank makes such election, the non-competition period under Section 4.3(a) shall be reduced to a period of one (1) year following such termination; provided further, however, the Bank shall have no right to make any such election in anticipation of or following a Change in Control. In addition, in the event the Employment Period is terminated by the Executive for Good Reason under Section 3.1(d) hereof or by the Bank for a reason other than Cause pursuant to Section 3.1(b) hereof, the Option granted pursuant to Section 2.3 hereof shall become fully vested immediately upon the effective time of such termination.

     (g) Obligation of the Bank to make the payments under Section 3.2(b) of this Agreement. Compliance by the Executive with Section 4 of this Agreement is a condition precedent to the Bank's obligation to make, or to continue to make, the payments referred to in Section 3.2(b) of this Agreement.

     (h) Payments made to the Executive net of Taxes. All payments made to the Executive pursuant to this Agreement shall be received by the Executive net of all applicable withholding and payroll taxes.

     (e) Certain Litigation Expenses. If litigation after a Change in Control should be brought to enforce or interpret any provision contained in this Agreement and the Executive shall prevail in such litigation, the Bank shall, to the full extent permitted by applicable law, indemnify Executive for Executive's reasonable attorneys' fees and disbursements incurred in such litigation to the extent the Executive has prevailed therein.

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

4.3  Non-Competition...

     (a) In the event the Executive's employment under this Agreement shall be terminated during the Employment Period by the Executive for Good Reason under Section 3.1(d) hereof or by the Bank for a reason other than Cause pursuant to Section 3.1(b) hereof, then for two (2) years following such termination (subject to the proviso contained in Section 3.2(b) hereof), and in the event the Executive's employment under this Agreement shall terminate for any other reason pursuant to
          Section 3.1 of this Agreement during the Employment Period then for one (1) year following such termination, the Executive shall not, in any county where the Company, the Bank or any of their majority-owned subsidiaries has a bank branch that accepts deposits that are insured by the Federal Deposit Insurance Corporation ("FDIC") at the time of such termination (each a "Branch County"), or in Shelby County, Alabama (which is contiguous to a Branch County), physically work or perform services as a consultant to, or serve as a member of management or as an employee of, a financial institution whose deposits are insured by the FDIC. Bank branches of successors and assigns of the Company or the Bank shall not be considered in determining the prohibited geographical area. Notwithstanding the foregoing, this Section 4.3 shall not apply at any time after a Change in Control shall have occurred. In the event that the Bank is obligated to pay to the Executive the payments provided for in Section 3.2(b) of this Agreement and the Bank fails to make, or fails to continue to make, the payments referred to in Section 3.2(b) within ten (10) days of such payments or portions thereof becoming due under Section 3.2(b), then the Executive shall thereafter cease to be subject to the provisions of this Section 4.3, provided that nothing in this sentence shall be construed to release the Executive from the obligations set forth in this Section
          4.3 in the event that Executive's employment is terminated in a manner which does not give rise to the payment obligations under Section 3.2(b) (including, without limitation, termination by the Bank for Cause under Section 3.1(c) hereof or by the Executive other than for Good Reason under Section 3.1(d) hereof)

     (b) The parties have entered into this Section 4.3 in good faith and for the reasons set forth in the recitals hereto and assume that this Agreement is legally binding. If, for any reason, this Agreement is not binding because of its geographical scope or because of its term, then the parties agree that this Agreement shall be deemed effective to the widest geographical area and/or the longest period of time (but not in excess of two years) as may be legally enforceable.

4.4 Specific Performance. The Executive agrees that in the event of a breach or threatened breach of Section 4.1, 4.2 or 4.3 of this Agreement, that the Bank is likely to suffer, and will suffer, immediate and irreparable injury for which there is no adequate remedy at law. Therefore, in addition to any other rights or remedies which the Bank may have under this Agreement, the Bank will be entitled to enforce the specific performance of this Agreement by the Executive and to obtain a preliminary injunction, without the requirement of posting a bond, enjoining the Executive from engaging in any activity in violation thereof.

SECTION 5: ADDITIONAL CONDITIONS

5.1 Condition to Executive's Employment. The initial employment of Executive under this Agreement is subject to the Bank's receipt and review of Executive's credit history and subject to the information contained therein being satisfactory to the Bank in its sole discretion.

SECTION 6: GENERAL PROVISIONS

6.1 Non-assignability. Neither this Agreement nor any of the rights, obligations or interest arising hereunder may be assigned by the Executive without the prior written consent of the Bank; provided, however, that nothing in this Section 6.1 shall preclude the Executive from designating, in writing, a beneficiary to receive any compensation payable to him or any other benefit receivable by him under this Agreement upon the death or incapacity of the Executive, nor shall it preclude the executors, administrators or any other legal representatives of the Executive or his estate from assigning any rights hereunder to the person or persons entitled thereto. Neither this Agreement nor any of the rights, obligations or interest arising hereunder may be assigned by the Bank without the prior written consent of the Executive to a person other than (1) an affiliate of the Bank or the Company, or (2) any party with which the Company or the Bank merges or consolidates, or to whomever the Company or the Bank may sell all or substantially all of its assets; provided, however, that any such affiliate or successor shall expressly assume all of the Bank's obligations and liabilities to the Executive under this Agreement.

6.2 Severability. This Agreement shall be deemed severable and any part hereof which may be held invalid by a court or other entity of competent jurisdiction shall be deemed automatically excluded from this Agreement and the remaining parts shall remain in full force and effect.

6.3 Merger. This Agreement contains the entire understanding of the parties hereto and constitutes the only agreement between the Bank and the Executive regarding the employment of the Executive by the Bank. This
     Agreement supersedes all prior agreements, either express or implied, between the parties hereto regarding the employment of the Executive by the Bank.

6.4 Amendment. None of the terms and conditions of this Agreement shall be amended or modified unless expressly consented to in writing and signed by each of the parties hereto.

6.5 Governing Law. This Agreement shall be governed by and construed under the laws of the State of Alabama without regard to provisions thereof governing conflicts of law.

6.6 Notices. All notices or other communications to be given by the parties among themselves pursuant to this Agreement shall be in writing, and all payments to be made hereunder shall be deemed to have been duly made if mailed by certified mail or hand delivered to either of the parties at their respective addresses as they appear on the records of the Bank. Any of the parties hereto may change their respective addresses upon written notice to the other given in the manner provided in this Section.

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


HERITAGE BANK


------------------------------
By:
   ---------------------------
    Its:
        ----------------------
EXECUTIVE

------------------------------
     Robert F. Harwell

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

Date:  May 15, 2003

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

Date:  May 15, 2003

/s/    Thomas E. Hemmings
---------------------------------------------
Thomas E. Hemmings
Chief Financial Officer

Exhibit 11 - Statements Re:
Computation of Per Share Earnings

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                    COMPUTATION OF EARNINGS PER COMMON SHARE



The following tabulation presents the calculation of basic and diluted earnings per common share for the three-month period ended March 31, 2003 and 2002.


                                                                                       Three Months
                                                                                      Ended March 31,
                                                                                ---------------------------
                                                                                    2003            2002
                                                                                -------------  ------------
Basic Earnings Per Share:
   Net income...............................                                    $     550,059  $     70,577
                                                                                =============  ============
   Earnings common shares...................                                    $     550,059  $     70,577
                                                                                =============  ============
   Weighted average common shares
     outstanding - basic....................                                        8,936,614     8,515,147
                                                                                =============  ============

   Basic earnings per common share..........                                    $        0.06  $       0.01
                                                                                =============  ============
Diluted Earnings Per Share:
   Net income ..............................                                    $     550,059  $     70,577
                                                                                =============  ============
   Weighted average common shares
     outstanding - diluted..................                                       10,241,236    10,419,546
                                                                                =============  ============
   Diluted earnings per common share........                                    $        0.05  $       0.01
                                                                                =============  ============

Exhibit 99.1

                       CERTIFICATION PURSUANT TO 18 U.S.C.
                                  SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In  connection  with  Heritage  Financial  Holding   Corporation's   ("Company")
Quarterly Report on Form 10-Q for the period ended March 31, 2003 ("Report"), the undersigned certifies that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Date:   May 15, 2003

By:     /s/ Harold B. Jeffreys
        ---------------------------------------------
        Harold B. Jeffreys
        Interim President and Chief Executive Officer



A signed original of this written statement required by Section 906 has been provided to Heritage Financial Holding Corporation and will be retained by Heritage Financial Holding Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 99.2



                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In  connection  with  Heritage  Financial  Holding   Corporation's   ("Company")
Quarterly Report on Form 10-Q for the period ended March 31, 2003 ("Report"), the undersigned certifies that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Date:   May 15, 2003

By:     /s/ Thomas E. Hemmings
        ---------------------------------------------
        Thomas E. Hemmings
        Chief Financial Officer



A signed original of this written statement required by Section 906 has been provided to Heritage Financial Holding Corporation and will be retained by Heritage Financial Holding Corporation and furnished to the Securities and Exchange Commission or its staff upon request.