Form 10-Q
period 2003-06-30
HERITAGE FINANCIAL HOLDING
filed 2003-08-14
CIK 1126679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

[   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  FOR  THE  TRANSITION  PERIOD  FROM  _____  TO  _____


                       COMMISSION FILE NUMBER:  000-31825

                     HERITAGE FINANCIAL HOLDING CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



          Delaware                                        63-1259533
-------------------------------               ----------------------------------
   (State  of  Incorporation)                 (IRS  Employer Identification No.)




                            1323 Stratford Road, S.E.
                             Decatur, Alabama  35601
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

Indicate  by  check  mark  whether  the  registrant  is an accelerated filer (as
defined  in  Exchange  Act  Rule  12b-2).  Yes          No  X
                                              -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value  Outstanding at August 13, 2003: 10,408,948 Shares

                                    FORM 10-Q

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                                  JUNE 30, 2003


                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                       ---------
PART  I  -  FINANCIAL  INFORMATION

Item  1 - Financial  Statements  (Unaudited)

          Consolidated  Statements  of  Financial  Condition  as  of
          June  30,  2003  and  December  31,  2002 . . . . . . . . . . . .   3

          Consolidated  Statements  of  Income  for  the  Three  Months
          Ended  June  30,  2003  and  2002 . . . . . . . . . . . . . . . .   4

          Consolidated  Statements  of  Comprehensive  Income  For  the
          Three  Months  Ended  June  30,  2003  and  2002  . . . . . . . .   5

          Consolidated  Statements  of  Income  for  the  Six  Months
          Ended  June  30,  2003  and  2002 . . . . . . . . . . . . . . . .   6

          Consolidated  Statements  of  Comprehensive  Income  For  the
          Six  Months  Ended  June  30,  2003  and  2002. . . . . . . . . .   7

          Consolidated  Statements  of  Cash  Flows  For  the
          Six  Months  Ended  June  30,  2003  and  2002. . . . . . . . . .   8

          Notes  to  Consolidated  Financial  Statements  . . . . . . . . .   9

Item 2 -  Management's  Discussion  and  Analysis  of
          Financial  Condition  and  Results  of  Operations  . . . . . . .  15

Item 3 -  Quantitative  and Qualitative Disclosures about Market Risk . . .  25

Item 4 -  Controls  and  Procedures . . . . . . . . . . . . . . . . . . . .  26


PART II - OTHER  INFORMATION

Item  1 -  Legal  Proceedings . . . . . . . . . . . . . . . . . . . . . . .  27

Item  4 -  Submission  of  Matters  to  a Vote of Security Holders. . . . .  27

Item  6 -  Exhibits  and  Reports  on  Form  8-K  . . . . . . . . . . . . .  28

SIGNATURES

CERTIFICATION  OF  PERIODIC  FINANCIAL  REPORTS

PART  I  -  FINANCIAL  INFORMATION
ITEM  1  -  FINANCIAL  STATEMENTS

                                 HERITAGE FINANCIAL HOLDING CORPORATION
                                             AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             JUNE 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002


                                                                              JUNE 30,
                                                                                2003        December 31,
                                                                             (UNAUDITED)        2002
                                                                            ------------  --------------

ASSETS
  Cash and due from banks . . . . . . . . . . . . . . . . . . . . . . . . . $  9,380,595   $   4,759,310
  Interest bearing deposits with other banks. . . . . . . . . . . . . . . .        6,494          97,707
  Federal funds . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12,047,083      14,681,498
                                                                            -------------  --------------
    CASH AND CASH EQUIVALENTS                                                 21,434,172      19,538,515

  Securities available-for-sale . . . . . . . . . . . . . . . . . . . . . .   41,078,503      36,761,802
  Mortgage loans held-for-sale. . . . . . . . . . . . . . . . . . . . . . .   19,497,078      12,343,440
  Loans, net of unearned income . . . . . . . . . . . . . . . . . . . . . .  450,417,279     523,849,502
  Allowance for loan losses . . . . . . . . . . . . . . . . . . . . . . . .  (22,189,287)    (26,990,594)
  Premises and equipment, net . . . . . . . . . . . . . . . . . . . . . . .    7,030,281       7,105,706
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,415,902       3,404,344
  Foreclosed real estate. . . . . . . . . . . . . . . . . . . . . . . . . .    5,280,698       5,428,047
  Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10,420,415      11,501,035
                                                                            -------------  --------------
      TOTAL ASSETS                                                          $535,385,041   $ 592,941,797
                                                                            =============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  DEPOSITS
    Noninterest bearing . . . . . . . . . . . . . . . . . . . . . . . . . . $ 35,384,090   $  21,961,197
    Interest-bearing. . . . . . . . . . . . . . . . . . . . . . . . . . . .  426,699,653     503,669,662
                                                                            -------------  --------------
      TOTAL DEPOSITS. . . . . . . . . . . . . . . . . . . . . . . . . . . .  462,083,743     525,630,859

  Short-term borrowings . . . . . . . . . . . . . . . . . . . . . . . . . .    7,480,000       6,650,000
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,023, 018       3,288,749
  FHLB advances . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   23,000,000      23,000,000
  Trust preferred securities. . . . . . . . . . . . . . . . . . . . . . . .   10,000,000      10,000,000
  Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,264,354         669,143
                                                                            -------------  --------------
      TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . .  505,851,115     569,238,751
                                                                            -------------  --------------

STOCKHOLDERS' EQUITY
  Preferred stock - par value $0.01 per share; 10,000,000
    authorized  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -               -
  Common stock ($.001 par value; 40,000,000 shares authorized,
    10,408,900 and 8,821,144 shares issued and outstanding at June 30, 2003
    and December 31, 2002 . . . . . . . . . . . . . . . . . . . . . . . . .      104,089          88,211
  Additional Paid-in capital. . . . . . . . . . . . . . . . . . . . . . . .   37,014,482      32,234,654
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (7,641,878)     (8,676,525)
  Accumulated other comprehensive income. . . . . . . . . . . . . . . . . .       57,233          56,706
                                                                            -------------  --------------
      TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . . . . . . . .   29,533,926      23,703,046
                                                                            -------------  --------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . $535,385,041   $ 592,941,797
                                                                            =============  ==============

            See notes to unaudited consolidated financial statements

                           HERITAGE FINANCIAL HOLDING CORPORATION
                                      AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME
                         THREE MONTHS ENDED  JUNE 30, 2003 AND 2002
                                         (UNAUDITED)


                                                                      THREE MONTHS ENDED
                                                                            JUNE 30,
                                                                   -------------------------
                                                                      2003          2002
                                                                   -----------  ------------

INTEREST INCOME
  Interest and fees on loans. . . . . . . . . . . . . . . . . . .  $7,223,426   $ 9,873,994
  Interest and dividends on securities:
    Taxable securities  . . . . . . . . . . . . . . . . . . . . .     330,519       350,009
    Nontaxable securities . . . . . . . . . . . . . . . . . . . .      17,058        31,167
  Interest on deposits with other banks . . . . . . . . . . . . .       1,262         1,696
  Interest earned on federal funds sold and securities purchased.      38,117        86,449
                                                                   -----------  ------------
    TOTAL INTEREST INCOME . . . . . . . . . . . . . . . . . . . .   7,610,382    10,343,315
                                                                   -----------  ------------

INTEREST EXPENSE
  Interest on deposits. . . . . . . . . . . . . . . . . . . . . .   3,438,018     4,738,730
  Interest on FHLB borrowings . . . . . . . . . . . . . . . . . .     244,500       244,500
  Interest on short-term borrowings . . . . . . . . . . . . . . .      59,560             -
  Interest on trust preferred securities. . . . . . . . . . . . .     270,810       255,000
                                                                   -----------  ------------
    TOTAL INTEREST EXPENSE. . . . . . . . . . . . . . . . . . . .   4,012,888     5,238,230
                                                                   -----------  ------------

NET INTEREST INCOME . . . . . . . . . . . . . . . . . . . . . . .   3,597,494     5,105,085
  Provision for loan losses . . . . . . . . . . . . . . . . . . .    (616,200)    3,086,592
                                                                   -----------  ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES . . . . . . .   4,213,694     2,018,493

NONINTEREST INCOME
  Customer service fees . . . . . . . . . . . . . . . . . . . . .     286,090       251,012
  Mortgage banking fee income . . . . . . . . . . . . . . . . . .     949,474       396,318
  Investment security gains (losses). . . . . . . . . . . . . . .     (37,580)       (3,641)
  Gains (losses) on sale of foreclosed real estate. . . . . . . .     (93,950)        6,136
  Other operating income. . . . . . . . . . . . . . . . . . . . .     250,144        56,955
                                                                   -----------  ------------
    TOTAL NONINTEREST INCOME. . . . . . . . . . . . . . . . . . .   1,354,178       706,780
                                                                   -----------  ------------

NONINTEREST EXPENSES
  Salaries and employee benefits. . . . . . . . . . . . . . . . .   2,358,290     1,579,486
  Occupancy and equipment expense . . . . . . . . . . . . . . . .     562,175       388,088
  Other operating expenses  . . . . . . . . . . . . . . . . . . .   1,873,581     1,048,492
                                                                   -----------  ------------
    TOTAL NONINTEREST EXPENSES. . . . . . . . . . . . . . . . . .   4,794,046     3,016,066
                                                                   -----------  ------------

Income before income taxes. . . . . . . . . . . . . . . . . . . .     773,826      (290,793)
Provision for income tax expense (benefit). . . . . . . . . . . .     289,238       (58,642)
                                                                   -----------  ------------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . . . .  $  484,588   $  (232,151)
                                                                   ===========  ============

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE. . . . . . . .  $     0.05   $     (0.03)
                                                                   ===========  ============

            See notes to unaudited consolidated financial statements

                            HERITAGE FINANCIAL HOLDING CORPORATION
                                       AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                          (UNAUDITED)


                                                                        THREE MONTHS ENDED
                                                                              JUNE 30,
                                                                      ------------------------
                                                                         2003         2002
                                                                      -----------  -----------
NET INCOME  (LOSS ). . . . . . . . . . . . . . . . . . . . . . . . .  $  484,588   $ (232,151)

Other comprehensive income, net of tax:
  Unrealized gains on securities:
    Unrealized holding gains (losses) arising during the period,
      net of tax of ($20,589) and $219,663 . . . . . . . . . . . . .     (39,967)     426,404
    Reclassification adjustments for losses included in net income,
      net of tax of $12,777 and $1,238 . . . . . . . . . . . . . . .      24,803        2,403
                                                                      -----------  -----------
      Other comprehensive income (loss). . . . . . . . . . . . . . .     (15,164)     428,807
                                                                      -----------  -----------

COMPREHENSIVE INCOME (LOSS). . . . . . . . . . . . . . . . . . . . .  $  469,424   $  196,656
                                                                      ===========  ===========

            See notes to unaudited consolidated financial statements

                            HERITAGE FINANCIAL HOLDING CORPORATION
                                       AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME
                           SIX MONTHS ENDED  JUNE 30, 2003 AND 2002
                                         (UNAUDITED)


                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                   --------------------------
                                                                       2003          2002
                                                                   ------------  ------------
INTEREST INCOME
  Interest and fees on loans  . . . . . . . . . . . . . . . . . .  $15,547,344   $19,709,881
  Interest and dividends on securities:
    Taxable securities  . . . . . . . . . . . . . . . . . . . . .      700,005       650,463
    Nontaxable securities . . . . . . . . . . . . . . . . . . . .       34,127        66,005
  Interest on deposits with other banks . . . . . . . . . . . . .        2,762         3,263
  Interest earned on federal funds sold and securities purchased.       80,859       132,899
                                                                   ------------  ------------
    TOTAL INTEREST INCOME . . . . . . . . . . . . . . . . . . . .   16,365,097    20,562,511
                                                                   ------------  ------------

INTEREST EXPENSE
  Interest on deposits. . . . . . . . . . . . . . . . . . . . . .    7,382,068     9,760,717
  Interest on FHLB borrowings . . . . . . . . . . . . . . . . . .      489,000       467,349
  Interest on short-term borrowings . . . . . . . . . . . . . . .      116,148             -
  Interest on trust preferred securities. . . . . . . . . . . . .      525,810       502,029
                                                                   ------------  ------------
    TOTAL INTEREST EXPENSE. . . . . . . . . . . . . . . . . . . .    8,513,026    10,730,095
                                                                   ------------  ------------

NET INTEREST INCOME . . . . . . . . . . . . . . . . . . . . . . .    7,852,071     9,832,416
  Provision for loan losses . . . . . . . . . . . . . . . . . . .     (516,200)    3,695,486
                                                                   ------------  ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES . . . . . . .    8,368,271     6,136,930

NONINTEREST INCOME
  Customer service fees . . . . . . . . . . . . . . . . . . . . .      515,375       483,262
  Mortgage banking fee income . . . . . . . . . . . . . . . . . .    1,437,763       834,027
  Investment security gains . . . . . . . . . . . . . . . . . . .      184,765        71,761
  Gains (losses) on sale of foreclosed real estate. . . . . . . .     (221,600)       37,922
  Other operating income. . . . . . . . . . . . . . . . . . . . .      320,276        99,033
                                                                   ------------  ------------
    TOTAL NONINTEREST INCOME. . . . . . . . . . . . . . . . . . .    2,236,579     1,526,005
                                                                   ------------  ------------

NONINTEREST EXPENSES
  Salaries and employee benefits. . . . . . . . . . . . . . . . .    4,352,926     4,928,861
  Occupancy and equipment expense . . . . . . . . . . . . . . . .    1,119,751       708,231
  Other operating expenses  . . . . . . . . . . . . . . . . . . .    3,478,321     2,263,856
                                                                   ------------  ------------
    TOTAL NONINTEREST EXPENSES. . . . . . . . . . . . . . . . . .    8,950,998     7,900,948
                                                                   ------------  ------------

Income (loss) before income taxes . . . . . . . . . . . . . . . .    1,653,852      (238,013)
Provision for income tax expense (benefit). . . . . . . . . . . .      619,205       (76,439)
                                                                   ------------  ------------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,034,647   $  (161,574)
                                                                   ============  ============

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE. . . . . . . .  $      0.11   $     (0.02)
                                                                   ============  ============

            See notes to unaudited consolidated financial statements

                           HERITAGE FINANCIAL HOLDING CORPORATION
                                       AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                         (UNAUDITED)


                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                     ------------------------
                                                                        2003         2002
                                                                     -----------  -----------
NET INCOME  (LOSS ) . . . . . . . . . . . . . . . . . . . . . . . .  $1,034,647   $ (161,574)

Other comprehensive income, net of tax:
  Unrealized gains on securities:
    Unrealized holding gains arising during the period,
      net of taxes of  $63,092 and $111,089 . . . . . . . . . . . .     122,472      215,644
    Reclassification adjustments for gains included in net income,
      net of taxes of $62,820 and $24,399 . . . . . . . . . . . . .    (121,945)     (47,362)
                                                                     -----------  -----------
  Other comprehensive income                                                527      168,282
                                                                     -----------  -----------

COMPREHENSIVE INCOME. . . . . . . . . . . . . . . . . . . . . . . .  $1,035,174   $    6,708
                                                                     ===========  ===========

            See notes to unaudited consolidated financial statements

                       HERITAGE  FINANCIAL  HOLDING  CORPORATION
                                    AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                        SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                      (UNAUDITED)


                                                                 Six Months Ended
                                                                     June 30
                                                           ----------------------------
                                                               2003           2002
                                                           -------------  -------------
OPERATING ACTIVITIES
  Net Income (Loss) . . . . . . . . . . . . . . . . . . .  $  1,034,647   $   (161,574)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
    Provision for loan losses . . . . . . . . . . . . . .      (516,200)     3,695,486
    Depreciation, amortization, and accretion, net. . . .       550,602        261,223
    Loss(gain) on sale of other real estate . . . . . . .       221,600         (9,665)
    Realized investment security gains  . . . . . . . . .      (184,765)       (71,761)
    Decrease in accrued interest receivable . . . . . . .       988,442        300,509
    Decrease in accrued interest payable. . . . . . . . .    (1,265,731)    (1,152,215)
    Change in mortgage loans held-for-sale. . . . . . . .    (7,153,638)     5,960,702
    Decrease (increase) in other assets . . . . . . . . .     1,080,348     (1,061,651)
    Increase (decrease) in other liabilities. . . . . . .       595,211        (73,048)
    Other, net. . . . . . . . . . . . . . . . . . . . . .             -        (35,396)
                                                           -------------  -------------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES    (4,649,484)     7,652,610
                                                           -------------  -------------

INVESTING ACTIVITIES
  Purchases of securities available-for-sale. . . . . . .   (77,197,843)   (22,868,952)
  Proceeds from sales of securities available for sale. .    14,487,862     15,408,606
  Proceeds from calls, paydowns and maturities of
    securities available for sale . . . . . . . . . . . .    58,416,492      3,554,240
  Net (increase) decrease in loans to customers . . . . .    65,809,094    (41,027,049)
  Purchases of premises and equipment . . . . . . . . . .      (321,299)      (594,749)
  Proceeds from disposition of fixed assets . . . . . . .         8,474            ---
  Proceeds from disposition of foreclosed real estate . .     2,498,729      1,735,004
  Writedowns of other real estate                               765,042            ---
                                                           -------------  -------------

      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES    64,466,551    (43,792,900)
                                                           -------------  -------------

FINANCING ACTIVITIES
  Compensatory options (tax benefit forfeited). . . . . .        (5,803)     1,113,057
  Net (decrease) increase in deposits . . . . . . . . . .   (63,547,116)    29,141,866
  Net proceeds from issuance of stock . . . . . . . . . .     2,200,209        785,147
  Net proceeds from FHLB advances . . . . . . . . . . . .             -     10,000,000
  Net proceeds from short-term debt . . . . . . . . . . .       830,000              -
  Net proceeds from exercise of stock options . . . . . .     2,601,300              -
                                                           -------------  -------------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES   (57,921,410)    41,040,070
                                                           -------------  -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . .     1,895,657      4,899,780

Cash and Cash Equivalents at Beginning of Period. . . . .    19,538,515     13,701,768
                                                           -------------  -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . . . . .  $ 21,434,172   $ 18,601,548
                                                           =============  =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the period for:
    Interest  . . . . . . . . . . . . . . . . . . . . . .  $  9,778,757   $ 11,882,310
    Taxes . . . . . . . . . . . . . . . . . . . . . . . .             -        305,256

  Noncash investing and financing activities:
     Change in other comprehensive income, net. . . . . .  $        527   $    168,282
     Transfer of loans to other real estate . . . . . . .  $  3,338,022   $    670,791


            See notes to unaudited consolidated financial statements

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                                  JUNE 30, 2003

NOTE  A  -  BASIS  OF  PRESENTATION

The consolidated financial statements include the accounts of Heritage Financial Holding Corporation and its subsidiaries Heritage Bank (the "Bank") and Heritage Financial Statutory Trust I ("Heritage Trust"), collectively, the Company. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The consolidated statement of financial condition at December 31, 2002 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

CRITICAL  ACCOUNTING  POLICIES

The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Following is a description of the accounting policies applied by the Company which are deemed critical. In determining which accounting policies are critical in nature, the Company has identified the policies that require significant judgment or involve complex estimates. The application of these policies has a significant impact on the Company's financial statements. Financial results could differ significantly if different judgments or estimates are applied.

ALLOWANCE  FOR  LOAN  LOSSES

The allowance for loan losses is established through provisions for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collection of principal is unlikely. Subsequent recoveries are added to the allowance. Management's evaluation of the adequacy of the allowance for loan losses is based on a formal analysis which assesses the risk within the loan portfolio. This analysis includes consideration of historical performance, current economic conditions, levels of nonperforming loans, loan concentrations and review of certain individual loans. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions and the results of management's ongoing review of the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the bank's allowance for loan losses. Such agencies may require the bank to recognize additions to the loan losses based on their judgment.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                                  JUNE 30, 2003

USE  OF  ESTIMATES
------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual  results  could  differ  from  these  estimates.

For further information, refer to the consolidated financial statements and footnotes thereto for Heritage Financial Holding Corporation and subsidiaries for the year ended December 31, 2002, included in the Company's Annual Report on Form 10-K.


NOTE  B  -  INCOME  TAXES

The effective tax rates of approximately 37.4% and 32.1% for the six months ended June 30, 2003 and 2002, respectively, differ from the statutory rate principally because of the effect of state income taxes.


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

At June 30, 2003, the Company had net unrealized gains of approximately $86,715 in available-for-sale securities which are reflected in the presented assets and resulted in an increase in stockholders' equity of $57,233, net of deferred tax liability. There were no held-to-maturity or trading securities at June 30, 2003 or December 31, 2002.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                                  JUNE 30, 2003

NOTE  D  -  STOCKHOLDERS'  EQUITY

Equity increased by $5,828,000 primarily due to a net income of $1,035,000 stock option exercise totaling a net increase of $2,601,000 and the issuance of shares generating $ 2,200, 000.

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

As previously reported on Form 8-K, the Company commenced a private placement of up to 1,000,000 shares on March 26, 2003. The offering expired on April 14, 2003, with a total of 688,825 shares subscribed. The common stock was issued at a purchase price of $3.34 per share pursuant to an independent third party appraisal, which was a premium over the $2.69 book value per share at December 31, 2002. The offering resulted in net proceeds of approximately $2.2 million. The majority of these shares were issued to senior management of the Company and its subsidiary, with the remainder being issued to accredited investors.

NOTE  E  -  RECENT  DEVELOPMENTS

Management recently conducted an extensive review of the Bank's loan portfolio. In connection with such review, the Company and the Bank took steps to charge off or establish additional loan loss reserves for specified assets and to adjust the Bank's levels of loan loss provisions.

The Board of Directors of the Company and the Bank have imposed certain restriction on the operations of the Company and the Bank in order to address asset quality concerns, operational controls and procedures, and capital deficiencies. The Bank has also committed to take certain actions including not to declare or pay cash dividends without the prior written approval of its regulators and to meet certain capital guidelines. In addition, the Bank has undertaken to hire and retain qualified lending and operational personnel with specific written authority granted by the Board of Directors to implement sound lending, recordkeeping and accounting practices. The Bank also has undertaken to develop an educational program for board members and to create a written review of the Bank's staffing requirements. Our management and staff are working toward meeting all of these requirements and implementing policies which will make the Company and the Bank stronger and more efficient.

The Board of Directors of the Bank has determined to improve and increase the capital ratios of the Bank, which have declined as a result of the increase in the Bank's loan loss reserves. The Board of Directors of the Company took steps to attain and maintain a Tier 1 leverage ratio of 8 percent and to be "well-capitalized" as defined by the FDIC by March 31, 2003. After failing to achieve this level at March 31,

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                                  JUNE 30, 2003

NOTE  E  -  RECENT  DEVELOPMENTS  -  CONTINUED

2003, (the Bank's Tier 1 leverage ratio was 7.43% percent at March 31 30, 2003) measures were taken to achieve this goal at June 30, 2003. The Bank's Tier 1 leverage ratio was 8.24% percent at June 30, 2003.

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

In light of the increased level of classified assets of the Bank and management's decision to increase its allowance for loan losses, the Company is taking steps to implement enhanced risk management and internal control procedures. These steps include increasing the Company's investment in its infrastructure to enhance its technology, its management information systems, its internal audit function and the formal documentation of its policies and procedures. In this regard, the Company is taking steps to expand its internal audit function and has engaged an outside consulting firm to assist the Company to ensure that the Company's policies, procedures, systems and controls are appropriate to its operations. Such review and enhancement of the policies, procedures, systems and controls of the Company and the Bank are being overseen by the Audit Committee, Larry R. Mathews, the new President and Chief Executive Officer of the Bank and William M. Foshee, the new Chief Financial Officer of the Company and the Bank.

Management has commenced a comprehensive review of the Company's and the Bank's internal control structures and procedures. In the course of this review, management has identified significant weaknesses in the Company's internal controls and procedures, particularly with respect to the Bank's lending functions, including credit underwriting and loan review. Furthermore, management has determined that certain internal controls and procedures relating to loan policies and procedures have not been followed by Bank personnel. This review is ongoing and further adjustments to loan loss reserves may be made as

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                                  JUNE 30, 2003

NOTE  E  -  RECENT  DEVELOPMENTS  -  CONTINUED

a result of the continuation of management's review and assessment of the Bank's loan portfolio and the adequacy of the allowance for loan losses.

NOTE  F  -  STOCK-BASED  COMPENSATION

The Company has long-term incentive stock option plans and an employee stock purchase plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations using the intrinsic value based method, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-based Compensation. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This Statement also amends APB Opinion No. 28 to require disclosure about those effects in interim financial information. This Statement is effective for financial statements for fiscal years ending after December 15, 2002 and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. No stock-based employee compensation cost is reflected in net income for these plans. Net income (loss) and earnings per share would not be materially different during the three and six month periods ended June 30, 2003 and 2002 if the Company had applied the fair value based method of SFAS No. 123.

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



              [The remainder of this page intentionally left blank]

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                                  JUNE 30, 2003

NOTE  G  -  COMMITMENTS

In the normal course of business, the Company enters into commitments to extend credit which are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and generally require a payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent expected future cash flows.

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

The following represents the Company's commitments to extend credit and standby letters of credit as of June 30, 2003 and December 31, 2002:

                                           JUNE 30,    December 31,
                                             2003          2002
                                          -----------  -------------
Commitments to extend credit . . . . . .  $49,599,000  $  75,574,000

Standby and commercial letters of credit    1,458,000      3,259,000
                                          -----------  -------------

Total commitments  . . . . . . . . . . .  $51,057,000  $  78,833,000
                                          ===========  =============


NOTE  H  -  EARNINGS  PER  SHARE

The Company is required to report earnings per common share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants on the face of the statements of operations. Basic earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. Additionally, the Company must reconcile the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share". Antidilutive stock options and warrants have not been included in the diluted earnings per share calculations. For the three and six months ended June 30, 2003 and 2002, the potential effect of outstanding options and warrants would be antidilutive, and therefore is not presented. Earnings (loss) per common share amounts for the three months ended June 30, 2003 and 2002 are based on weighted average shares outstanding of 10,408,868 and 8,712,174, respectively. Earnings (loss) per common share for the six months ended June 30, 2003 and 2002 are based on weighted average shares outstanding of 9,677,464 and 8,614,340, respectively.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                                  JUNE 30, 2003

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

The discussion and analysis included herein covers material changes in financial condition, liquidity and capital resources that have occurred since December 31, 2002, as well as certain material changes in results of operations during the three months and six months ended June 30, 2003 as compared to the same period in 2002.

This discussion is intended to assist in an understanding of the Company and its subsidiaries' financial condition and results of operations. Unless the context otherwise indicates, "the Company" shall include the Company and its subsidiaries. This analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Item 1 of the Company's
Quarterly Report on Form 10-Q for the period ended June 30, 2003, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

FINANCIAL  CONDITION

JUNE  30,  2003  COMPARED  TO  DECEMBER  31,  2002

LOANS

Loans comprised the largest single category of the Company's earning assets on June 30, 2003. Loans, net of unearned income and allowance for loan losses, were 83.6% of total assets at June 30, 2003, and 85.9% of total assets at December 31, 2002. Total net loans were $447,725,000 at June 30, 2003, representing a 12.1% decrease from the December 31, 2002 total of $509,202,000. This decrease was the result of management's intentional reduction in non-performing and total assets. Management intends to continue efforts to originate new loans consistent with the Bank's strengthened credit standards.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                                  JUNE 30, 2003

ALLOWANCE  FOR  LOAN  LOSSES

When determining the adequacy of the allowance for loan losses, management considers changes in the size and character of the loan portfolio, changes in non-performing and past due loans, regulatory classification of assets, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, existing and prospective economic conditions, and other factors. The allowance for loan losses decreased $4,801,000 during the six months ended June 30, 2003 to $22,189,000 at June 30, 2003 from $26,991,000 at December 31, 2002. Charge offs in an aggregate amount of $4.5 million accounted for the bulk of the decrease in the allowance for loan losses. The allowance for loan losses represented 4.72% and 5.03% of loans receivable at June 30, 2003 and December 31, 2002, respectively. (See further discussion in "Provision for Loan Losses" below.) In the second quarter of 2003, loans totaling $13.7 million were sold to Bayview Financial. These loans were sold at a net price of 93.7% of the outstanding balance. In recording this transaction, the allowance allocated to these loans was reversed resulting in a negative provision for loan losses for the quarter and six months ending June 30, 2003.

In the opinion of management, the allowance for loan losses was adequate at June 30, 2003 to provide for potential loan losses in the loan portfolio at that date. Management is concerned about the results of its continuing review of the loan portfolio, as well as the impact a decline in the local economy could have upon the Bank's ability to improve the quality of its loan portfolio. While management believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that the Bank will not be required to increase the allowance in the future. Such increases could have a material adverse affect on the Bank's financial condition and results of operations. Losses ultimately confirmed will vary from original estimates as adjustments are made in the period in which these factors and other considerations become known.

Changes in the allowance for loan losses for the six months ended June 30, 2003 were as follows:

Balance  at  beginning  of  the  year          $26,991,000

Charge-offs                                     (4,467,000)
Recoveries                                         181,000
                                               ------------
     Net  charge-offs                           (4,286,000)

Provision  for  loan  losses                      (516,000)
                                               ------------

Balance  as  of  June  30,  2003               $22,189,000
                                               ============


INVESTMENT  SECURITIES  AND  OTHER  EARNING  ASSETS

The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Federal funds sold are a tool in managing the daily cash position of the Company. Investment securities and federal funds sold increased $1,682,000 from December 31, 2002 to $53,126,000 at June 30, 2003.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                                  JUNE 30, 2003

ASSET  QUALITY

Between December 31, 2002 and June 30, 2003, the Company experienced a decrease in nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities and other real estate). Total nonperforming assets decreased from $26,698,000 to $26,410,000 during this period. The ratio of nonperforming assets to total assets increased from 4.5% to 4.9% and the ratio of nonperforming loans to total loans increased from 5.0% to 5.6% during the first six months of 2003. The ratio of loan loss allowance to total nonperforming assets decreased from 101.1% to 84.0% during this same period. The Company believes that due to a continuing weak economy both on a national and statewide basis, these ratios could further erode over the next several quarters. Moreover, the Company competes for loans, and has made certain loans to businesses, along the Birmingham-Huntsville-Decatur, Alabama high-tech corridor. During the past year, the high tech industry segment has experienced and continues to experience a more significant downturn compared with other sectors of the economy. The Company and the Bank have taken steps to intensively monitor its overall loan portfolio; including the hiring of additional personnel to monitor credit quality and adherence to credit policies and procedures. The Bank has hired a seasoned bank executive as its chief lending officer, and has retained a manager of loan review. Management believes that these additions, as well as additional recently retained personnel, will provide the Bank with the necessary resources to improve controls over the lending functions, identify any potential areas of concern in a more timely manner, and ensure that future loans comply with the Bank's lending policies and procedures.

DEPOSITS

Total deposits of $462,084,000 at June 30, 2003 decreased $63,547,000, or 12.1%, over total deposits of $525,631,000 at year-end 2002 primarily due to a reduction in brokered deposits. Deposits are the Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits increased $13,423,000, or 61.1%, from year-end 2002 to June 30, 2003, and interest-bearing deposits decreased $76,970,000, or 15.2%, from year-end 2002.

STOCKHOLDERS'  EQUITY

Stockholders'  equity  increased  $5,831,000  from December 31, 2002 to June 30,
2003, primarily due to net earnings of $1,035,000, the exercise of stock options, net of shares surrendered, of $2,595,000, and the stock offering proceeds of $2,200,000.

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

As previously reported on Form 8-K, the Company commenced a private placement of up to 1,000,000 shares on March 26, 2003. The offering expired on April 14, 2003, with a total of 688,825 shares subscribed. The common stock was issued at a purchase price of $3.34 per share pursuant to an independent third party appraisal, which was a premium over the $2.69 book value per share at December

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                                  JUNE 30, 2003

31, 2002. The offering resulted in net proceeds of approximately $2.2 million. The majority of these shares were issued to senior management of the Company and its subsidiary, with the remainder being issued to accredited investors.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and sales, and maturities and sales of investment securities. Loans that mature in one year or less equaled approximately $144,849,000 or 32.2% of the total loan portfolio at June 30, 2003. Other sources of liquidity include short-term investments such as federal funds sold which amounted to $12,047,000 at June 30, 2003.

The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At June 30, 2003, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $13,500,000. The Bank is also a member of the Federal Home Loan Bank of Atlanta. Such membership provides the Bank with additional lines of credit for liquidity needs. This line of credit with the Federal Home Loan Bank of Atlanta is collateralized by a blanket lien on the Bank's single-family mortgage portfolio, as well as certain commercial real estate mortgages. As of June 30, 2003, the Federal Home Loan Bank line of credit permitted borrowings of up to approximately $65 million and as of June 30, 2003, the Bank had borrowed $23 million.

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

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                                  JUNE 30, 2003

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

Regulatory authorities are placing increased emphasis on the maintenance of adequate capital. Capital strength is measured in two tiers that are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier 1 capital, which consists of common equity less goodwill and the newly issued guaranteed preferred beneficial interest in the Company's subordinated debentures, subject to limitations, amounted to approximately $39,474,000 at June 30, 2003. The Company's Tier 2 capital components are comprised solely of the allowance for loan losses subject to certain limitations. Tier 1 capital plus the Tier 2 capital components is referred to as Total Risk-Based capital and was approximately $46,522,000 at June 30, 2003.

The Company has taken steps to attain and maintain a Tier 1 capital ratio at the Bank of 8%. As of June 30, 2003, the Bank's Tier 1 capital ratio was 8.22%.
Although the Company cannot assure that it will be successful in maintaining this capital ratio, management believes that the steps it is taking to access additional capital, implement management changes and enhance internal controls and procedures will enable the Company to achieve these objectives. The Board of Directors and management of the Company and the Bank are actively engaged in the preparation and implementation of strategic business plans for the Company and the Bank, to address, among other things, the immediate and anticipated future capital requirements of the Company and the Bank, taking into account the mix of loans in the Bank's loan portfolio, earnings, and alternative sources of capital.

As of June 30, 2003 and December 31, 2002, the capital ratios of the Bank were as follows:

                                 Regulatory   June 30,   December 31,
                                   Minimum      2003         2002
                                 -----------  ---------  -------------
Tier 1 leverage ratio                     4%      8.22%          5.99%

Tier 1 Risk-based capital ratio           6%      9.95%          7.68%

Total Risk-based capital ratio            8%     11.20%          8.98%

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                                  JUNE 30, 2003

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  JUNE  30,  2003  AND  2002

SUMMARY

Net earnings of the Company for the quarter ended June 30, 2003 were $485,000, compared to a net loss of $232,000 for the same period in 2002, representing a $717,000 increase from prior period income. The earnings for the quarter ended June 30, 2002 were negatively impacted by expenses associated with poor asset quality.

NET  INTEREST  INCOME

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the three months ended June 30, 2003 decreased $2,733,000, or 26.4%, from the same period in 2002. This decrease was largely a result of the decrease in interest and fee income on loans. Interest expense for the three months ended June 30, 2003 decreased $1,225,000, or 23.4%, over the corresponding period of 2002 due to decreases in interest expense paid on interest-bearing deposits. These decreases were due to decreasing asset and liability balances and the impact of declining interest rates. As a result of these factors, net interest income decreased $1,508,000, or 29.5%, for the three months ended June 30, 2003, compared to the same period of 2002. The Bank's net interest margin was 3.46 % for the quarter ended June 30, 2003 compared to 3.83 % for the quarter ended June 30, 2002.

PROVISION  FOR  LOAN  LOSSES

The provision for loan losses represents the charge against current earnings necessary to maintain the allowance for loan losses at a level which management considers appropriate. This level is determined based upon the Bank's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The Bank recorded a negative provision for loan losses of $616,000 for the three months ended June 30, 2003, compared to a positive provision of $3,087,000 for the same period of 2002. The allowance for loan losses as a percent of outstanding loans, net of unearned income, was 4.72 % at June 30, 2003 compared to 5.03% at year-end 2002. In the second quarter of 2003, loans totaling $13.7 million were sold to Bayview Financial. These loans were sold at a net price of 93.7% of the outstanding balance. In recording this transaction, the allowance allocated to these loans was reversed resulting in a negative provision for loan losses for the period ended June 30, 2003.

NONINTEREST  INCOME

Noninterest income for the three months ended June 30, 2003 was $1,354,000 compared to $707,000 for the same period of 2002. This increase primarily was due to an increase in mortgage banking fee income of $553,000.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                                  JUNE 30, 2003

NONINTEREST  EXPENSES

Noninterest expenses for the three months ended June 30, 2003 were $4,794,000, reflecting a 59.0% increase over the same period of 2002. The primary component of noninterest expenses is salaries and employee benefits, which increased to $2,358,000 for the three months ended June 30, 2003, 49.3% higher than in the same period of 2002. This increase was primarily due to the increases relating to staffing and commissions for the mortgage banking division. Occupancy costs increased $174,000, or 44.9%, and other operating expenses increased $825,000, or 78.9%, from the same period of 2002. Salaries and benefits expense increased due to a pre-tax expense of approximately $2.0 million attributable to the retirement agreement with the former president and chief executive officer of the Company, which included a retirement obligation in the form of salary and compensatory stock option expense. Occupancy costs for the current period have increased primarily due to the addition of three new facilities.

INCOME  TAXES

The Company attempts to maximize its net income through active tax planning. The provision for income taxes of $289,000 for the three months ended June 30, 2003 increased $348,000 compared to the same period of 2002. Taxes as a percent of earnings before income taxes increased from 20.2% to 37.4%. The effective tax rate of approximately 37.4% for the three months ended June 30, 2003, is more than the federal statutory rate principally because of state income taxes.

RESULTS  OF  OPERATIONS

SIX  MONTHS  ENDED  JUNE  30,  2003  AND  2002

SUMMARY

Net earnings of the Company for the six months ended June 30, 2003 was $1,035,000, compared to a net loss of $162,000 for the same period in 2002, representing a $1,196,000 increase from prior period income. Earnings for the prior year were impacted by severance and retirement payments and benefits to the former chief executive officer of the Company, which resulted in a pre-tax charge to the Company in 2002 of approximately $2.0 million and by expenses associated with poor asset quality.

NET  INTEREST  INCOME

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the six months ended June 30, 2003 decreased $4,197,000, or 20.4%, from the same period in 2002. This decrease was largely a result of the decrease in interest and fee income on loans. Interest expense for the six months ended June 30, 2003 decreased $2,217,000, or 20.7%, over the corresponding period of 2002 due to decreases in interest expense paid on interest-bearing deposits. These decreases were due to the impact of rapidly declining interest rates which outpaced the related loan and deposit volume growth. As a result of these factors, net interest income decreased $1,980,000, or 20.1%, for the six months ended June 30, 2003, compared to the same period of 2002. The Bank's net interest margin was 3.47% for the six months ended June 30, 2003 compared to 3.83% for the six months ended June 30, 2002.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                                  JUNE 30, 2003

PROVISION  FOR  LOAN  LOSSES
The provision for loan losses represents the charge against current earnings necessary to maintain the allowance for loan losses at a level which management considers appropriate. This level is determined based upon the Bank's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $100,000 for the six months ended June 30, 2003, compared to $3,695,000 for the same period of 2002. In the second quarter of 2003, loans totaling approximately $13.7 million were sold to Bayview Financial. These loans were sold at a net price of 93.7% of the outstanding balance. In recording this transaction, the allowance allocated to these loans was reversed resulting in a negative provision for loan losses for the period ended June 30, 2003.

NONINTEREST  INCOME

Noninterest income for the six months ended June 30, 2003 was $2,237,000 compared to $1,526,000 for the same period of 2002. This increase primarily was due to an increase in mortgage banking fee income of $604,000.

NONINTEREST  EXPENSES

Noninterest expenses for the six months ended June 30, 2003 were $8,951,000, reflecting a 13.3% increase over the same period of 2002. The primary component of noninterest expenses is salaries and employee benefits, which decreased to $4,353,000 for the six months ended June 30, 2003, 11.7% lower than in the same period of 2002. This decrease was primarily due to severance and retirement payments and benefits paid to the former chief executive officer of the Company, which resulted in a pre-tax charge to the Company in 2002 of approximately $2.0 million. Occupancy costs increased $411,000, or 58.1%, and other operating expenses increased $1,214,000, or 53.6%, from the same period of 2002. Occupancy costs for the current period have increased primarily due to the addition of three new facilities. The increase in other operating expenses was the result of a $320,000 increase in FDIC insurance expense, a $430,000 increase in professional fees and a $150,000 charge for the settlement of a lawsuit.

INCOME  TAXES

The Company attempts to maximize its net income through active tax planning. The provision for income taxes of $619,000 for the six months ended June 30, 2003 increased $696,000 compared to the same period of 2002. Taxes as a percent of earnings before income taxes increased from 32.1% to 37.4%. The effective tax rate of approximately 37.4% for the six months ended June 30, 2003 is more than the federal statutory rate principally because of state income taxes.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                                  JUNE 30, 2003

RECENTLY  ISSUED  ACCOUNTING  STANDARDS

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

                                  JUNE 30, 2003

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

                                  JUNE 30, 2003

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

As of June 30, 2003, there were no substantial changes in the composition of the Company's market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2002. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K.



              [The remainder of this page intentionally left blank]

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                                  JUNE 30, 2003

ITEM  4.  CONTROLS  AND  PROCEDURES

(a) The Company carried out an evaluation, under the supervision and participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. However, the Company recently has experienced several changes in top management, and the effectiveness of such disclosure controls and procedures is dependent on the Company's personnel to report any issues or matters required to be disclosed in the Company's SEC filings to the appropriate management personnel on a timely basis.

(b) During the period covered by this quarterly report, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                                  JUNE 30, 2003

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


     ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     The Annual Meeting of Stockholders of Heritage Financial Holding Corporation was held on May 20, 2003, and the stockholders elected five (5) directors. The following is a tabulation of the voting on this matter.


     NAMES                       VOTES  FOR                VOTES  WITHHELD
     Lenny  L.  Hayes             5,495,226                    213,797
     Harold  B.  Jeffreys         5,446,401                    255,279
     Vernon  A.  Lane             5,481,544                    227,479
     Neal  A.  Holland,  Jr.      5,442,183                    259,997
     Larry  E.  Landman           5,481,376                    227,647
     Larry  R.  Mathews           5,497,601                    211,422

     The  following  directors continued in office following the Annual Meeting:
     John  T.  Moss, T. Gerald New, M. D., Betty B. Sims, R. Jeron Witt, Bingham
     D.  Edwards,  Gregory  B.  Parker  and  Timothy  A.  Smalley.

     The stockholders also ratified the appointment of Schauer, Taylor, Cox, Vise, Moran & Fowler, P. C. as independent auditors of the Company for the year ending December 31, 2003. The following is a tabulation of the voting:

        FOR                        AGAINST                   ABSTAIN
     5,505,157                     61,831                    149,317

     The audit committee, subsequent to the Annual Meeting, determined to dismiss Schauer, Taylor, Cox, Vise, Morgan & Fowler, P. C., and to retain Porter Keadle Moore, LLP as the Company's independent auditors for the year ending December 31, 2003.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                                  JUNE 30, 2003

ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K



     (a)  EXHIBITS

Exhibit  No.          Exhibit                                              Page
------------   --------------------------------------------------         ------

   31.1        Certification  of  principal executive officer pursuant
               to  Exchange  Act  Rule  13a  -  14(d)  or 15d - 14a          32

   31.2        Certification  of  principal financial officer pursuant
               to  Exchange  Act  Rule  13a  -  14(d)  or 15d - 14a          33

   32.1        Chief  Executive Officer - Certification pursuant to 18
               U.S.C. Section 1350, as adopted pursuant to Section 906
               of  the  Sarbanes-Oxley  Act  of  2002                        34

   32.2        Chief  Financial Officer - Certification pursuant to 18
               U.S.C. Section 1350, as adopted pursuant to Section 906
               of  the  Sarbanes-Oxley  Act  of  2002                        35

     (b)  REPORTS  ON  FORM  8-K

          During the quarter ended June 30, 2003, the Company filed the following Current Report on Form 8-K:

          On April 23, 2003, the Company filed a Current Report on Form 8-K with respect to a press release announcing its financial results for the quarter ended March 31, 2003.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                                  JUNE 30, 2003

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                  HERITAGE  FINANCIAL  HOLDING  CORPORATION

                  By: /s/Harold  B.  Jeffreys                 August  14,  2003
                     ----------------------------             -----------------
                  Harold  B.  Jeffreys                        Date
                  Interim  President  and
                  Chief  Executive  Officer


                  By: /s/William  M.  Foshee                  August  14,  2003
                     ----------------------------             -----------------
                  William  M.  Foshee                         Date
                  Chief  Financial  Officer