Form 10-Q
period 2003-09-30
HERITAGE FINANCIAL HOLDING
filed 2003-11-07
CIK 1126679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____


                       COMMISSION FILE NUMBER:  000-31825
                     HERITAGE FINANCIAL HOLDING CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             Delaware                                 63 - 1259533
             --------                                 ------------
     (State of Incorporation)               (IRS Employer Identification No.)




                              211 Lee Street , N.E.
                             Decatur, Alabama  35601
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

     Common Stock, $0.01 par value     Outstanding at November 7, 2003:
                                            10,502,098 Shares

                                    FORM 10-Q

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                               SEPTEMBER 30, 2003


                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition as of
         September 30, 2003 and December 31, 2002. . . . . . . . . . . . . . 3

         Consolidated Statements of Income for the three months
         ended September 30, 2003 and 2002 . . . . . . . . . . . . . . . . . 4

         Consolidated Statements of Comprehensive Income for the
         three months ended September 30, 2003 and 2002. . . . . . . . . . . 5

         Consolidated Statements of Income for the nine months
         ended September 30, 2003 and 2002 . . . . . . . . . . . . . . . . . 6

         Consolidated Statements of Comprehensive Income for the
         nine months ended September 30, 2003 and 2002 . . . . . . . . . . . 7

         Consolidated Statements of Cash Flows for the
         nine months ended September 30, 2003 and 2002 . . . . . . . . . . . 8

         Notes to Consolidated Financial Statements  . . . . . . . . . . . . 10

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . . . . . . . . . . 15

Item 3 - Quantitative and Qualitative Disclosures about Market Risk. . . . . 24

Item 4 - Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . 25


PART II - OTHER INFORMATION

Item 1 -  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . 25

Item 6 -  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 26

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             HERITAGE FINANCIAL HOLDING CORPORATION
                                        AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                      SEPTEMBER 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002

                                                                 SEPTEMBER 30,
                                                                     2003         December 31,
                                                                  (UNAUDITED)         2002
                                                                ---------------  --------------
ASSETS
  Cash and due from banks. . . . . . . . . . . . . . . . . . .  $    7,939,210   $   4,759,310
  Interest bearing deposits with other banks . . . . . . . . .          25,558          97,707
  Federal funds. . . . . . . . . . . . . . . . . . . . . . . .      24,366,940      14,681,498
                                                                ---------------  --------------
      CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . . .      32,331,708      19,538,515
  Securities available-for-sale. . . . . . . . . . . . . . . .      57,893,003      35,125,841
  Other Investments. . . . . . . . . . . . . . . . . . . . . .       1,986,561       1,635,961
  Mortgage loans held-for-sale . . . . . . . . . . . . . . . .       5,222,555      12,343,440
  Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . .     402,747,479     523,849,502
  Allowance for loan losses. . . . . . . . . . . . . . . . . .     (18,254,044)    (26,990,594)
  Premises and equipment, net. . . . . . . . . . . . . . . . .       7,512,898       7,105,706
  Accrued interest . . . . . . . . . . . . . . . . . . . . . .       2,125,419       3,404,344
  Foreclosed real estate . . . . . . . . . . . . . . . . . . .       6,287,236       5,428,047
  Other assets . . . . . . . . . . . . . . . . . . . . . . . .      10,711,495      11,501,035
                                                                ---------------  --------------
      TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . .  $  508,564,310   $ 592,941,797
                                                                ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  DEPOSITS
    Noninterest bearing. . . . . . . . . . . . . . . . . . . .  $   26,471,162   $  21,961,197
    Interest-bearing . . . . . . . . . . . . . . . . . . . . .     409,540,976     503,669,662
                                                                ---------------  --------------
      TOTAL DEPOSITS . . . . . . . . . . . . . . . . . . . . .     436,012,138     525,630,859

  Short-term borrowings. . . . . . . . . . . . . . . . . . . .       7,480,000       6,650,000
  Accrued interest . . . . . . . . . . . . . . . . . . . . . .       1,376,844       3,288,749
  FHLB advances. . . . . . . . . . . . . . . . . . . . . . . .      23,000,000      23,000,000
  Trust preferred securities . . . . . . . . . . . . . . . . .      10,000,000      10,000,000
  Other liabilities. . . . . . . . . . . . . . . . . . . . . .         750,263         669,143
                                                                ---------------  --------------
      TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . .     478,619,245     569,238,751
                                                                ---------------  --------------

STOCKHOLDERS' EQUITY
  Preferred stock - par value $0.01 per share; 10,000,000
    Authorized . . . . . . . . . . . . . . . . . . . . . . . .               -               -
  Common stock ($.01 par value; 40,000,000 shares authorized,
    10,502,098 and 8,821,144 shares issued and outstanding at
    September 30, 2003 and December 31, 2002). . . . . . . . .         105,021          88,211
  Additional paid-in capital . . . . . . . . . . . . . . . . .      37,322,794      32,234,654
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . .      (7,441,579)     (8,676,525)
  Accumulated other comprehensive income (loss). . . . . . . .         (41,171)         56,706
                                                                ---------------  --------------
      TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . .      29,945,065      23,703,046
                                                                ---------------  --------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . .  $  508,564,310   $ 592,941,797
                                                                ===============  ==============


                 See notes to consolidated financial statements

                           HERITAGE FINANCIAL HOLDING CORPORATION
                                      AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF INCOME

                       THREE MONTHS ENDED  SEPTEMBER 30, 2003 AND 2002
                                         (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                   -------------------------
                                                                      2003          2002
                                                                   -----------  ------------
INTEREST INCOME
  Interest and fees on loans. . . . . . . . . . . . . . . . . . .  $7,025,574   $ 9,702,930
  Interest and dividends on securities:
    Taxable securities. . . . . . . . . . . . . . . . . . . . . .     270,157       340,147
    Nontaxable securities . . . . . . . . . . . . . . . . . . . .      17,063        39,154
  Interest on deposits with other banks . . . . . . . . . . . . .       1,130         1,500
  Interest earned on federal funds sold and securities purchased.      48,799       130,756
                                                                   -----------  ------------
    TOTAL INTEREST INCOME . . . . . . . . . . . . . . . . . . . .   7,362,723    10,214,487
                                                                   -----------  ------------

INTEREST EXPENSE
  Interest on deposits. . . . . . . . . . . . . . . . . . . . . .   2,956,899     4,904,736
  Interest on FHLB borrowings . . . . . . . . . . . . . . . . . .     250,038       244,500
  Interest on short-term borrowings . . . . . . . . . . . . . . .      69,049             -
  Interest on trust preferred securities. . . . . . . . . . . . .     262,905       255,000
                                                                   -----------  ------------
    TOTAL INTEREST EXPENSE. . . . . . . . . . . . . . . . . . . .   3,538,891     5,404,236
                                                                   -----------  ------------

NET INTEREST INCOME . . . . . . . . . . . . . . . . . . . . . . .   3,823,832     4,810,251
  Provision for loan losses . . . . . . . . . . . . . . . . . . .     (48,393)    9,380,339
                                                                   -----------  ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES . . . . . . .   3,872,225    (4,570,088)

NONINTEREST INCOME
  Customer service fees . . . . . . . . . . . . . . . . . . . . .     306,450       295,199
  Mortgage banking fee income . . . . . . . . . . . . . . . . . .   1,011,346       540,335
  Investment security gains (losses). . . . . . . . . . . . . . .      21,036         1,133
  Gains (losses) on sale of foreclosed real estate. . . . . . . .    (465,077)       10,733
  Other operating income. . . . . . . . . . . . . . . . . . . . .     233,866        66,447
                                                                   -----------  ------------
    TOTAL NONINTEREST INCOME. . . . . . . . . . . . . . . . . . .   1,107,621       913,847
                                                                   -----------  ------------

NONINTEREST EXPENSES
  Salaries and employee benefits. . . . . . . . . . . . . . . . .   2,542,633     1,659,380
  Occupancy and equipment expense . . . . . . . . . . . . . . . .     536,674       411,780
  Other operating expenses. . . . . . . . . . . . . . . . . . . .   1,583,170     1,321,015
                                                                   -----------  ------------
    TOTAL NONINTEREST EXPENSES. . . . . . . . . . . . . . . . . .   4,662,477     3,392,175
                                                                   -----------  ------------

Income before income taxes. . . . . . . . . . . . . . . . . . . .     317,369    (7,048,416)
Provision for income tax expense (benefit). . . . . . . . . . . .     117,071    (2,626,161)
                                                                   -----------  ------------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . . . .  $  200,298   $(4,422,255)
                                                                   ===========  ============

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE. . . . . . . .  $      .02   $     (0.50)
                                                                   ===========  ============


                 See notes to consolidated financial statements

                                HERITAGE FINANCIAL HOLDING CORPORATION
                                            AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                             THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                              (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                              -------------------------
                                                                                 2003          2002
                                                                              -----------  ------------
NET INCOME  (LOSS ). . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  200,298   $(4,422,255)

Other comprehensive income, net of tax:
  Unrealized gains on securities:
    Unrealized holding gains (losses) arising during the period,
      net of tax of $43,541 and $72,636. . . . . . . . . . . . . . . . . . .     (84,520)      108,954
    Reclassification adjustments for losses (gains) included in net income,
      net of tax of $7,152 and $453. . . . . . . . . . . . . . . . . . . . .     (13,884)         (680)
                                                                              -----------  ------------
      Other comprehensive income (loss). . . . . . . . . . . . . . . . . . .     (98,404)      108,274
                                                                              -----------  ------------

COMPREHENSIVE INCOME (LOSS). . . . . . . . . . . . . . . . . . . . . . . . .  $  101,894   $(4,313,981)
                                                                              ===========  ============


                 See notes to consolidated financial statements

                            HERITAGE FINANCIAL HOLDING CORPORATION
                                       AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF INCOME

                        NINE MONTHS ENDED  SEPTEMBER 30, 2003 AND 2002
                                         (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                   --------------------------
                                                                       2003          2002
                                                                   ------------  ------------
INTEREST INCOME
  Interest and fees on loans. . . . . . . . . . . . . . . . . . .  $22,572,918   $29,412,843
  Interest and dividends on securities:
    Taxable securities. . . . . . . . . . . . . . . . . . . . . .      970,162       990,610
    Nontaxable securities . . . . . . . . . . . . . . . . . . . .       51,190       105,159
  Interest on deposits with other banks . . . . . . . . . . . . .        3,892         4,763
  Interest earned on federal funds sold and securities purchased.      129,658       263,655
                                                                   ------------  ------------
    TOTAL INTEREST INCOME . . . . . . . . . . . . . . . . . . . .   23,727,820    30,777,030
                                                                   ------------  ------------

INTEREST EXPENSE
  Interest on deposits  . . . . . . . . . . . . . . . . . . . . .   10,338,967    14,665,453
  Interest on FHLB borrowings . . . . . . . . . . . . . . . . . .      739,038       711,849
  Interest on short-term borrowings . . . . . . . . . . . . . . .      185,196             -
  Interest on trust preferred securities. . . . . . . . . . . . .      788,715       757,029
                                                                   ------------  ------------
    TOTAL INTEREST EXPENSE. . . . . . . . . . . . . . . . . . . .   12,051,916    16,134,331
                                                                   ------------  ------------

NET INTEREST INCOME . . . . . . . . . . . . . . . . . . . . . . .   11,675,904    14,642,699
  Provision for loan losses . . . . . . . . . . . . . . . . . . .     (564,593)   13,075,825
                                                                   ------------  ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES . . . . . . .   12,240,497     1,566,874

NONINTEREST INCOME
  Customer service fees . . . . . . . . . . . . . . . . . . . . .      821,825       778,461
  Mortgage banking fee income . . . . . . . . . . . . . . . . . .    2,449,109     1,374,730
  Investment security gains . . . . . . . . . . . . . . . . . . .      205,801        72,894
  Gains (losses) on sale of foreclosed real estate. . . . . . . .     (686,677)       48,653
  Other operating income. . . . . . . . . . . . . . . . . . . . .      554,142       165,082
                                                                   ------------  ------------
    TOTAL NONINTEREST INCOME. . . . . . . . . . . . . . . . . . .    3,344,200     2,439,820
                                                                   ------------  ------------

NONINTEREST EXPENSES
  Salaries and employee benefits. . . . . . . . . . . . . . . . .    6,895,559     6,588,241
  Occupancy and equipment expense . . . . . . . . . . . . . . . .    1,656,425     1,120,011
  Other operating expenses. . . . . . . . . . . . . . . . . . . .    5,061,492     3,584,871
                                                                   ------------  ------------
    TOTAL NONINTEREST EXPENSES. . . . . . . . . . . . . . . . . .   13,613,476    11,293,123
                                                                   ------------  ------------

Income (loss) before income taxes . . . . . . . . . . . . . . . .    1,971,221    (7,286,429)
Provision for income tax expense (benefit). . . . . . . . . . . .      736,276    (2,702,600)
                                                                   ------------  ------------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,234,945   $(4,583,829)
                                                                   ============  ============

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE. . . . . . . .  $      0.12   $     (0.53)
                                                                   ============  ============


                 See notes to consolidated financial statements

                                 HERITAGE FINANCIAL HOLDING CORPORATION
                                            AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                             NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                              (UNAUDITED)


                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                              -------------------------
                                                                                 2003          2002
                                                                              -----------  ------------
NET INCOME (LOSS ) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,234,945   $(4,583,829)

Other comprehensive income, net of tax:
  Unrealized gains on securities:
    Unrealized holding gains arising during the period,
      net of taxes of  $19,551 and $167,252. . . . . . . . . . . . . . . . .      37,952       324,666
    Reclassification adjustments for gains (losses) included in net income,
      net of taxes of $69,972 and $24,784. . . . . . . . . . . . . . . . . .    (135,829)      (48,110)
                                                                              -----------  ------------
  Other comprehensive income . . . . . . . . . . . . . . . . . . . . . . . .     (97,877)      276,556
                                                                              -----------  ------------

COMPREHENSIVE INCOME  (LOSS) . . . . . . . . . . . . . . . . . . . . . . . .  $1,137,068   $(4,307,273)
                                                                              ===========  ============


                 See notes to consolidated financial statements

                          HERITAGE FINANCIAL HOLDING CORPORATION
                                     AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                      NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                       (UNAUDITED)

                                                                  Nine Months Ended
                                                                     September 30
                                                            -----------------------------
                                                                 2003           2002
                                                            --------------  -------------
OPERATING ACTIVITIES
  Net Income (Loss). . . . . . . . . . . . . . . . . . . .  $   1,234,945   $ (4,583,829)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for loan losses. . . . . . . . . . . . . . .       (564,593)    13,075,825
    Depreciation, amortization, and accretion, net . . . .        830,235        354,654
    Loss (gain) on sale of other real estate . . . . . . .        365,483        (20,380)
    Realized investment security gains . . . . . . . . . .       (205,801)       (72,894)
    Decrease in accrued interest receivable. . . . . . . .      1,278,925        317,599
    Decrease in accrued interest payable . . . . . . . . .     (1,911,905)    (1,252,632)
    Decrease (increase) in mortgage loans held-for-sale. .      7,120,885     (1,274,951)
    Decrease (increase) in other assets. . . . . . . . . .        839,961     (4,063,222)
    Increase (decrease) in other liabilities . . . . . . .         81,120       (235,587)
    Writedowns of foreclosed real estate . . . . . . . . .        321,194            ---
    Other, net . . . . . . . . . . . . . . . . . . . . . .            ---        (34,104)
                                                            --------------  -------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES. . . . . .      9,390,449      2,210,479
                                                            --------------  -------------

INVESTING ACTIVITIES
  Purchases of securities available-for-sale . . . . . . .   (115,256,894)   (69,758,283)
  Proceeds from sales of securities available for sale . .     16,523,898     15,408,606
  Proceeds from calls, paydowns and maturities of
    securities available for sale. . . . . . . . . . . . .     75,775,863     12,098,811
  Purchases of other investments . . . . . . . . . . . . .       (350,600)             -
  Net (increase) decrease in loans to customers. . . . . .    102,621,864    (48,220,178)
  Purchases of premises and equipment. . . . . . . . . . .       (998,694)    (1,006,873)
  Proceeds from disposition of fixed assets. . . . . . . .          8,741            ---
  Proceeds from disposition of foreclosed real estate. . .      8,762,336      1,138,134
                                                            --------------  -------------

      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.     87,086,514    (90,339,783)
                                                            --------------  -------------

FINANCING ACTIVITIES
  Compensatory options (tax benefit forfeited) . . . . . .         (5,803)     1,119,986
  Net (decrease) increase in deposits. . . . . . . . . . .    (89,618,721)    81,864,430
  Net proceeds from issuance of stock. . . . . . . . . . .      2,309,054        811,171
  Net proceeds from FHLB loans . . . . . . . . . . . . . .              -     10,000,000
  Net proceeds from short-term debt. . . . . . . . . . . .        830,000              -
  Net proceeds from exercise of stock options. . . . . . .      2,801,700              -
                                                            --------------  -------------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES. . .    (83,683,770)    93,795,587
                                                            --------------  -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS  . . . . . . . .     12,793,193      5,666,283

Cash and Cash Equivalents at Beginning of Period . . . . .     19,538,515     13,701,768
                                                            --------------  -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . . . .  $  32,331,708     19,368,051
                                                            ==============  =============


                 See notes to consolidated financial statements

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                        Nine Months Ended
                                                         September 30
                                                   -------------------------
                                                       2003         2002
                                                   ------------  -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the period for:
    Interest. . . . . . . . . . . . . . . . . . .  $13,963,821   $18,046,236
    Taxes . . . . . . . . . . . . . . . . . . . .            -       645,436


Noncash investing and financing activities:
    Change in other comprehensive, net  . . . . .  $   (97,877)  $   276,556
    Transfer of loans to other real estate. . . .  $10,308,202   $         0


                 See notes to consolidated financial statements

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                               SEPTEMBER 30, 2003

NOTE  A  -  BASIS  OF  PRESENTATION

The consolidated financial statements include the accounts of Heritage Financial Holding Corporation and its subsidiaries Heritage Bank (the "Bank") and Heritage Financial Statutory Trust I ("Heritage Trust"), collectively, the Company. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The consolidated statement of financial condition at December 31, 2002 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

CRITICAL  ACCOUNTING  POLICIES

The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Following is a description of the accounting policies applied by the Company which are deemed critical by Company management. In determining which accounting policies are critical in nature, the Company has identified the policies that require significant judgment or involve complex estimates. The application of these policies has a significant impact on the Company's financial statements. Financial results could differ significantly if different judgments or estimates are applied.

ALLOWANCE  FOR  LOAN  LOSSES

The allowance for loan losses is established through provisions for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collection of principal is unlikely. Subsequent recoveries are added to the allowance. Management's evaluation of the adequacy of the allowance for loan losses is based on a formal analysis which assesses the risk within the loan portfolio. This analysis includes consideration of historical performance, current economic conditions, levels of nonperforming loans, loan concentrations and review of certain individual loans. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions and the results of management's ongoing review of the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgment.


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


NOTE B - INCOME TAXES

The effective tax rates of approximately 37.4 % and 37.1 % for the nine months ended September 30, 2003 and 2002, respectively, differ from the statutory rate principally because of the effect of state income taxes.


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

At September 30, 2003, the Company had net unrealized losses of approximately $62,380 in available-for-sale securities which are reflected in the presented assets and resulted in a decrease in stockholders' equity of $41,171, net of deferred taxes. There were no held-to-maturity or trading securities at September 30, 2003 or December 31, 2002.

NOTE  D  -  STOCKHOLDERS'  EQUITY

Equity has increased by $6,242,000 from December 31, 2002 to September 30, 2003. The major components of this increase were: (1) Nine months ended September 30, 2003, net income of $1,235,000, (2) stock option exercise totaling a net increase of $2,801,000 and (3) the issuance of shares generating $ 2,300,000.

On March 31, 2003, certain directors of the Company exercised options on 720,000 shares of Company common stock, at an exercise price of $3.34 per share, for net proceeds of approximately $2.4 million. Additionally, in April and July 2003, certain directors of the Company exercised options on 120,000 shares of Company common stock at an exercise price of $3.34 per share, generating net proceeds of approximately $400,000. These options had all been granted in 1998 or 1999.

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

NOTE  E  -  RECENT  DEVELOPMENTS

Over the course of the past twelve months, management has conducted an extensive review of the Bank's loan portfolio. In connection with such review, the Company and the Bank took steps to charge off or establish additional loan loss reserves for specified assets and to adjust the Bank's levels of loan loss provisions.

The Board of Directors of the Company and the Bank each have imposed certain restriction on the operations of the Company and the Bank, respectively, in order to address asset quality concerns, operational controls and procedures, and capital deficiencies. Management, staff and the Board of Directors of the Bank have worked together to revise the lending policies of the Bank, and to implement new lending, recordkeeping and accounting practices.

The Board of Directors of the Bank took steps to improve and increase the capital ratios of the Bank, including attaining and maintaining a Tier 1 leverage ratio of 8 percent and requiring the Bank to be "well-capitalized" as defined by the FDIC. Management's efforts to achieve these goals have been largely successful, as the Bank's Tier 1 leverage ratio increased to 8.77% percent at September 30, 2003.

The management of the Company and the Bank has aggressively addressed loan and other asset quality issues. The Bank has charged off the balance of any assets classified Loss and one-half of those assets classified Doubtful by any of the regulatory authorities. Current management also undertook additional reviews and assessments of a substantial portion of the Bank's loan portfolio to increase management's knowledge of the Bank's overall asset quality issues, in light of the changes in management and personnel during the past twelve months. The Bank continues to reduce the balance of assets classified Substandard or Doubtful in accordance with a specific timetable, and may not extend additional credit to any borrower obligated to the Bank on any extension of credit that has been charged off by the Bank or classified Loss or Doubtful as long as such credit remains uncollected. In addition, the Bank has reviewed and amended its written loan policies and adopted new internal loan review systems in an effort to ensure that going forward, new assets and loans garnered by the Bank comply with the loan policies and underwriting criteria of the Bank.

As a result of the quality issues associated with the Bank's loan portfolio, related reductions in the capital levels of the Bank, and other operational factors, the Board of Directors and management is re-evaluated the Bank's lending strategy. The Board of Directors and management have implemented new policies with respect to loan originations which management believes should enhance the quality of future loan production. Management intends to continue efforts to originate new loans consistent with improving overall credit quality, although significant emphasis is now being given to problem loan administration. In light of the increased level of classified assets of the Bank and management's previous decision to increase the allowance for loan losses as a result of the level of classified assets, the Company is taking steps to implement enhanced risk management and internal control procedures. These steps include increasing the Company's investment in its infrastructure to enhance its technology, its management information systems, its internal audit function and the formal documentation of its policies and procedures. In this regard, the Company is taking steps to expand its internal audit function and has engaged an outside consulting firm to assist the Company to ensure that the Company's policies, procedures, systems and controls are appropriate to its operations. Such review and enhancement of the policies, procedures, systems and controls of the Company and the Bank are being overseen by Larry R. Mathews, the President and Chief Executive Officer of the Company and the Bank and William M. Foshee, the Chief Financial Officer of the Company and the Bank.

     In the second quarter of 2003, loans totalling $13.7 million were sold to Bayview Financial. These loans were sold at a net price of 93.7% of the outstanding balance. In recording this transaction, the allowance was allocated to these loans was reversed from the allowance resulting in a negative provision for loan losses.

     Management conducted a comprehensive review of the Company's and the Bank's internal control structures and procedures. In the course of this review, management identified significant weaknesses in the Company's internal controls and procedures, particularly with respect to the Bank's lending functions, including credit underwriting and loan review. Furthermore, management determined that certain internal controls and procedures relating to loan policies and procedures had not been followed by Bank personnel. This review is ongoing and further adjustments to loan loss reserves may be made as a result of the continuation of management's review and assessment of the Bank's loan portfolio and the adequacy of the allowance for loan losses.

NOTE  F  -  STOCK-BASED  COMPENSATION

The Company has long-term incentive stock option plans and an employee stock purchase plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations using the intrinsic value based method, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. No stock-based employee compensation cost has been reflected in net income for these plans. Net income (loss) and earnings per share would not be materially different during the three and nine month periods ended September 30, 2003 and 2002 if the Company had applied the fair value based method of SFAS No. 123. The fair value for these options was estimated at the dates of grant using the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.




              [The remainder of this page intentionally left blank]

NOTE G - COMMITMENTS AND CONTINGENCIES

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

The following represents the Company's commitments to extend credit and standby letters of credit as of September 30, 2003 and December 31, 2002:


                                          SEPTEMBER 30,   December 31
                                              2003           2002
                                          --------------  ------------
Commitments to extend credit . . . . . .  $   55,312,000  $ 75,574,000

Standby and commercial letters of credit       3,540,000     3,259,000
                                          --------------  ------------

Total commitments and contingencies . .   $   58,852,000  $ 78,833,000
                                          ==============  ============

NOTE  H  -  EARNINGS PER SHARE

The Company is required to report earnings per common share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants on the face of the statements of operations. Basic earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. Additionally, the Company must reconcile the amounts used in the computation of both basic earnings per share and diluted earnings per share. Antidilutive stock options and warrants have not been included in the diluted earnings per share calculations. For the three and nine months ended September 30, 2003 and 2002, the potential effect of outstanding options and warrants would have been antidilutive, and therefore diluted earnings per share is not presented. Earnings (loss) per common share amounts for the three months ended September 30, 2003 and 2002 are based on weighted average shares outstanding of 10,464,924 and 8,816,300, respectively. Earnings (loss) per common share for the nine months ended September 30, 2003 and 2002 are based on weighted average shares outstanding of 9,942,835 and 8,682,310, respectively.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Heritage Financial Holding Corporation (the "Company") is primarily engaged in the business of directing and planning the activities of its wholly owned subsidiary, Heritage Bank (the "Bank"). The Company's primary asset is its investment in the Bank.

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

The discussion and analysis included herein covers material changes in financial condition, liquidity and capital resources that have occurred since December 31, 2002, as well as certain material changes in results of operations during the three months and nine months ended September 30, 2003 as compared to the same period in 2002.

This discussion is intended to assist in an understanding of the Company and its subsidiaries' financial condition and results of operations. Unless the context otherwise indicates, "the Company" shall include the Company and its subsidiaries. This analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Item 1 of the Company's
Quarterly Report on Form 10-Q for the period ended September 30, 2003, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.


FINANCIAL  CONDITION

SEPTEMBER 30, 2003 COMPARED TO DECEMBER 31, 2002

LOANS

Loans comprised the largest category of the Company's earning assets on September 30, 2003. Loans, net of allowance for loan losses, were 75.6% of total assets at September 30, 2003, and 83.8% of total assets at December 31, 2002. Total net loans were $384,493,000 at September 30, 2003, representing a 22.6% decrease from the December 31, 2002 total of $496,859,000. During 2003, the Company sold $13.7 million of loans to Bayview Financial, $12.6 million of loans were transferred to foreclosed real estate, $8.2 million in net loans were charged off and net paydowns have totaled $88.9 million. This decrease was the result of management's intentional reduction in non-performing and total assets. Management intends to continue efforts to originate new loans consistent with the Bank's strengthened credit standards. Mortgage loans held for sale decreased from $12.3 million at December 31, 2003, to $5.2 million at September 30, 2003. This decrease in outstandings of $7.1 million resulted from a reduction in new mortgage originations due to the increasing mortgage interest rates during the third quarter of 2003.

ALLOWANCE  FOR  LOAN  LOSSES

When determining the adequacy of the allowance for loan losses, management considers changes in the size and character of the loan portfolio, changes in non-performing and past due loans, regulatory classification of assets, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, existing and prospective economic conditions, and other factors. The allowance for loan losses decreased $8,737,000 during the nine months ended September 30, 2003 to $18,254,000 at September 30, 2003 from $26,991,000 at December 31, 2002. Charge offs in an aggregate amount of $8.6 million accounted for the decrease in the allowance for loan losses. The allowance for loan losses represented 4.53% and 5.15% of loans receivable at September 30, 2003 and December 31, 2002, respectively. (See further discussion in "Provision for Loan Losses" below.) In the second quarter of 2003, loans totaling $13.7 million were sold to Bayview Financial. These loans were sold at a net price of 93.7% of the outstanding balance. In recording this transaction, the reserve allocated to these loans was reversed from the allowance for loan losses resulting in a negative provision for loan losses.

In the opinion of management, the allowance for loan losses was adequate at September 30, 2003 to provide for potential loan losses in the loan portfolio at that date. Management is concerned about the results of its continuing review of the loan portfolio, as well as the impact a decline in the local economy could have upon the Bank's ability to improve the quality of its loan portfolio. While management believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that the Bank will not be required to increase the allowance in the future. Such increases could have a material adverse effect on the Bank's financial condition and results of operations. Losses ultimately confirmed will vary from original estimates as adjustments are made in the period in which these factors and other considerations become known.

Changes in the allowance for loan losses for the nine months ended September 30, 2003 and 2002 were as follows:

                                      2003          2002
                                  ------------  ------------
Balance at beginning of the year  $26,991,000   $ 6,074,000

Charge-offs                        (8,589,000)   (5,606,000)
Recoveries                            417,000       211,000
                                  ------------  ------------
     Net charge-offs               (8,172,000)   (5,395,000)

Provision for loan losses            (565,000)   13,076,000
                                  ------------  ------------

Balance as of September 30         18,254,000    13,755,000
                                  ------------  ------------



INVESTMENT  SECURITIES  AND  OTHER  EARNING  ASSETS

The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Federal funds sold are a tool in managing the daily cash position of the Company. Investment securities increased $21,131,000 from December 31, 2002 to $57,893,000 at September 30, 2003. Federal funds sold increased $9,685,000 from December 31, 2002 to $24,367,000 at September 30,

2003. Funds have been deployed in these two earning asset categories during 2003 as loan production decreased due to changes in the Bank's credit standards.

ASSET  QUALITY

Between December 31, 2002 and September 30, 2003, the Company experienced a decrease in nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities and other real estate). Total nonperforming assets decreased from $26,698,000 to $16,993,000 during this period. The ratio of nonperforming assets to total assets decreased from 4.5% to 4.2% and the ratio of nonperforming loans to total loans decreased from 5.0% to 3.35% during the first nine months of 2003. The ratio of loan loss allowance to total nonperforming assets increased from 101.1% to 107.4% during this same period. The Company believes that due to a continuing weak economy both on a national and statewide basis, these ratios could further erode over the next several quarters. Moreover, the Company competes for loans, and has made certain loans to businesses, along the Birmingham-Huntsville-Decatur, Alabama high-tech corridor. During the past year, the high tech industry segment has experienced and continues to experience a more significant downturn compared with other sectors of the economy. The Company and the Bank have taken steps to intensively monitor its overall loan portfolio; including the hiring of additional personnel to monitor credit quality and adherence to credit policies and procedures. The Bank has hired a seasoned bank executive as its chief lending officer, and has retained a manager of loan review. Management believes that these additions, as well as additional recently retained personnel, will provide the Bank with the necessary resources to improve controls over the lending functions, identify any potential areas of concern in a timelier manner, and ensure that future loans comply with the Bank's lending policies and procedures.

                       NONPERFORMING ASSETS

                                 9/30/2003   12/31/2002
                                -----------  -----------
Nonaccruing loans               $ 9,673,000  $15,794,000
Loans past due 90 days or more  $ 1,033,000  $ 8,560,000
Foreclosed real estate          $ 6,287,000  $ 5,428,000
                                -----------  -----------

Totals                          $16,993,000  $29,782,000
                                -----------  -----------

DEPOSITS

Total deposits of $436,012,000 at September 30, 2003 decreased $89,619,000, or 17.1%, from total deposits of $525,631,000 at year-end 2002 primarily due to a reduction in brokered deposits. The reduction in brokered deposits resulted from early redemptions of $22 million that were initiated by the Bank and $49 million that matured during 2003. Deposits are the Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits increased $4,510,000, or 21.0%, from year-end 2002 to September 30, 2003, and interest-bearing  deposits  decreased $94,129,000, or 18.7%, from year-end 2002.

STOCKHOLDERS'  EQUITY

Equity has increased by $6,242,000 from December 31, 2002 to September 30, 2003. The major components of this increase were: (1) Nine months ended September 30, 2003, net income of $1,235,000, (2) stock option exercise totaling a net increase of $2,801,000 and (3) the issuance of shares generating $2,300,000.

On March 31, 2003, certain directors of the Company exercised options on 720,000 shares of Company common stock, at an exercise price of $3.34 per share, for net proceeds of approximately $2.4 million. Additionally, in April and July 2003, certain directors of the Company exercised options on 120,000 shares of Company common stock at an exercise price of $3.34 per share, generating net proceeds of approximately $400,000. These options had all been granted in 1998 or 1999.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and sales, and maturities and sales of investment securities. Loans that mature in one year or less equaled approximately $135,341,000 or 33.6% of the total loan portfolio at September 30, 2003. Other sources of liquidity include short-term investments such as federal funds sold which amounted to $24,367,000 at September 30, 2003.

The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At September 30, 2003, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $13,500,000. The Bank is also a member of the Federal Home Loan Bank of Atlanta. Such membership provides the Bank with additional lines of credit for liquidity needs. This line of credit with the Federal Home Loan Bank of Atlanta is collateralized by a blanket lien on the Bank's single-family mortgage portfolio, as well as certain commercial real estate mortgages. As of September 30, 2003, the Federal Home Loan Bank line of credit permitted borrowings of up to approximately $53 million and as of September 30, 2003, the Bank had borrowed $23 million.

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

Regulatory authorities are placing increased emphasis on the maintenance of adequate capital. Capital strength is measured in two tiers that are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier 1 capital, which consists of common equity less goodwill and the guaranteed preferred beneficial interest in the Company's subordinated debentures, subject to limitations, amounted to approximately $39,659,000 at September 30, 2003. The Company's Tier 2 capital components are comprised solely of the allowance for loan losses subject to certain limitations. Tier 1 capital plus the Tier 2 capital components is referred to as Total Risk-Based capital and was approximately $45,090,000 at September 30, 2003.

The Company has taken steps to attain and maintain a Tier 1 capital ratio at the Bank of 8%. As of September 30, 2003, the Bank's Tier 1 capital ratio was 8.77%. Although the Company cannot assure that it will be successful in maintaining this capital ratio, management believes that the steps it is taking to access additional capital, implement management changes and enhance internal controls and procedures will enable the Company to achieve these objectives. The Board of Directors and management of the Company and the Bank are actively engaged in the preparation and implementation of strategic business plans for the Company and the Bank, to address, among other things, the immediate and anticipated future capital requirements of the Company and the Bank, taking into account the mix of loans in the Bank's loan portfolio, earnings, and alternative sources of capital.

As of September 30, 2003 and December 31, 2002, the capital ratios of the Bank were as follows:

                                    Regulatory  September 30,   December 31,
                                     Minimum        2003           2002
                                     -------        ----           ----
Tier  1  leverage  ratio                4%          8.77%          5.99%
Tier  1  Risk-based  capital  ratio     6%         10.77%          7.68%
Total  Risk-based  capital  ratio       8%         12.06%          8.98%

RESULTS  OF  OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

SUMMARY

Net earnings of the Company for the quarter ended September 30, 2003 were $200,000, compared to a net loss of $4,422,000 for the same period in 2002, representing a $4,622,000 increase from prior period income. The earnings for the quarter ended September 30, 2002 were negatively impacted by expenses associated with poor asset quality.

NET  INTEREST  INCOME

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the three months ended September 30, 2003 decreased $2,852,000, or 27.9%, from the same period in 2002. A decrease in the average balances of earning assets accounted for $2,331,000 of this decrease and the decrease in the average rate earned on these assets accounted for $521,000 of the decrease. Interest expense for the three months ended September 30, 2003 decreased $1,865,000, or 34.5%, over the corresponding period of 2002 due to decreases in interest expense paid on interest-bearing deposits. A decrease in the average balances of interest bearing liabilities accounted for $1,147,000 of this decrease and the decrease in the average rate paid on these liabilities accounted for $718,000 of this decrease. As a result of these factors, net interest income decreased $986,000, or 20.5%, for the three months ended September 30, 2003, compared to the same period of 2002. The Bank's net interest margin was 3.06% for the quarter ended September 30, 2003 compared to 2.79% for the quarter ended September 30, 2002.



PROVISION  FOR  LOAN  LOSSES

The provision for loan losses represents the charge against current earnings necessary to maintain the allowance for loan losses at a level which management considers appropriate. This level is determined based upon the Bank's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The Bank recorded a negative provision for loan losses of $48,000 for the three months ended September 30, 2003, compared to a positive provision of $9,380,000 for the same period of 2002. The 2002 provision resulted from additional reserves needed as the result of the increases in classified assets identified in reviews of the Bank's loan portfolio conducted in the third quarter of 2002. The allowance for loan losses as a percent of outstanding loans, net of unearned income, was 4.53% at September 30, 2003 compared to 2.45% at September 30, 2002.


NONINTEREST  INCOME

Noninterest income for the three months ended September 30, 2003 was $1,108,000 compared to $914,000 for the same period of 2002. This increase primarily was due to an increase in mortgage banking fee income of $654,000. The volume of mortgage loans sold in 2003 has increased as a result of the low interest rate environment in 2003.

NONINTEREST  EXPENSES

Noninterest expenses for the three months ended September 30, 2003 were $4,662,000, reflecting a 37.5% increase over the same period of 2002. The primary component of noninterest expenses is salaries and employee benefits, which increased $883,000, or 53.2%, during the three months ended September 30, 2003, compared to the same period in 2002. This increase was primarily due to the increases relating to staffing and commissions for the mortgage banking division. Occupancy costs increased $125,000, or 30.3%, and other operating expenses increased $262,000, or 19.8%, from the same period in 2002. The increase in occupancy primarily resulted from increased rates on lease facilities and an increase in depreciation as a result of capital expenditures of $1.3 million since September 30, 2002. The increase in other operating expenses primarily resulted from increases in legal fees as a result of loan credit and collection issues and as a result of outsourcing of the internal audit function in 2003.

INCOME  TAXES

The Company attempts to maximize its net income through active tax planning. The provision for income taxes of $117,000 for the three months ended September 30, 2003 increased $2,743,000 compared to the same period of 2002. Taxes as a percent of earnings before income taxes were 37.3% for the quarter ended September 30, 2002, and 36.9% for the quarter ended September 30, 2003. The effective tax rate of approximately 36.9% for the three months ended September 30, 2003, is more than the federal statutory rate principally because of state income taxes.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

SUMMARY

Net earnings of the Company for the nine months ended September 30, 2003 was $1,235,000, compared to a net loss of $4,584,000 for the same period in 2002, representing a $5,819,000 increase from prior period income. Earnings for the prior year were impacted by severance and retirement payments and benefits to the former chief executive officer of the Company, which resulted in a pre-tax charge to the Company of approximately $2.0 million and by expenses associated with poor asset quality.

NET  INTEREST  INCOME

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the nine months ended September 30, 2003 decreased $7,049,000, or 22.9%, from the same period in 2002. A decrease in the average balances of earning assets accounted for $2,879,000 of this decrease and the decrease in the average rate earned on these assets accounted for $4,170,000 of the decrease. Interest expense for the nine months ended September 30, 2003 decreased $4,082,000, or 25.3%, over the corresponding period of 2002. A decrease in the average balances of interest bearing liabilities accounted for $1,628,000 of this decrease and the decrease in the average rate paid on these liabilities accounted for $2,454,000 of this decrease. As a result of these factors, net interest income decreased $2,967,000, or 20.3%, for the nine months ended September 30, 2003, compared to the same period of 2002. The Bank's net interest margin was 3.17 % for the nine months ended September 30, 2003 compared to 3.59 % for the nine months ended September 30, 2002.

PROVISION  FOR  LOAN  LOSSES

The provision for loan losses represents the charge against current earnings necessary to maintain the allowance for loan losses at a level which management considers appropriate. This level is determined based upon the Bank's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was a negative $565,000 for the nine months ended September 30, 2003, compared to $13,076,000 for the same period of 2002. In the second quarter of 2003, loans totaling $13.7 million were sold to Bayview Financial. These loans were sold at a net price of 93.7% of the outstanding balance. In recording this transaction, the allowance allocated to these loans was reversed resulting in a negative provision for loan losses for the period ended September 30, 2003.

NONINTEREST  INCOME

Noninterest income for the nine months ended September 30, 2003 was $3,344,000 compared to $2,440,000 for the same period of 2002. This increase primarily was due to an increase in mortgage banking fee income of $1,074,000. The volume of mortgage loans sold in 2003 has increased as a result of the low interest rate environment in 2003.


NONINTEREST  EXPENSES

Noninterest expenses for the nine months ended September 30, 2003 were $13,613,000, reflecting a 20.6% increase over the same period of 2002. The primary component of noninterest expenses is salaries and employee benefits, which increased to $6,896,000 for the nine months ended September 30, 2003, 4.7% higher than in the same period of 2002. This increase was primarily due to the increases relating to staffing and commissions for the mortgage banking division. The 2002 total included severance and retirement payments and benefits paid to the former chief executive officer of the Company, which resulted in a pre-tax charge to the Company in 2002 of approximately $2.0 million. Occupancy costs increased $536,000, or 47.8%, and other operating expenses increased $1,477,000, or 41.2%, from the same period of 2002. Occupancy costs for the current period have increased primarily due increased rates on lease facilities and an increase in depreciation as a result of capital expenditures of $1.3 million since September 30, 2002. The increase in other operating expenses was the result of a $299,000 increase in FDIC insurance expense, a $515,000 increase in professional fees and a $150,000 charge for the settlement of a lawsuit.

INCOME  TAXES

The Company attempts to maximize its net income through active tax planning. The provision for income taxes of $736,000 for the nine months ended September 30, 2003 increased $3,439,000 compared to the same period of 2002. Taxes as a percent of earnings before income taxes increased from 37.1% to 37.4%. The effective tax rate of approximately 37.4% for the nine months ended September 30, 2003 is more than the federal statutory rate principally because of state income taxes.

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

As of September 30, 2003, there were no substantial changes in the composition of the Company's market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2002. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

(a) The Company carried out an evaluation, under the supervision and participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in pursuant to Exchange Act Rules 13a-15(c) and 15d-15(e)) as of the end of the period covered by this Quarterly report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. However, the Company recently has experienced several changes in top management, and the effectiveness of such disclosure controls and procedures is dependent on the Company's personnel to report any issues or matters required to be disclosed in the Company's SEC filings to the appropriate management personnel on a timely basis.

(b) Management has previously conducted a comprehensive review of the Company's internal control over financial reporting which identified significant weaknesses in the Company's and the Bank's internal control over financial reporting. While management continues to review and modify the Bank's internal controls over financial reporting to remediate those weaknesses there have been no significant changes in either Company's or the Bank's internal control over financial reporting during the third quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 6  - EXHIBITS AND REPORTS ON FORM 8-K


     (a)  EXHIBITS

Exhibit No.                       Exhibit                                   Page
-----------                       -------                                   ----

   10.1   Employment Contract for William M. Foshee                           28


   31.1   Certification of principal executive officer pursuant
          to Exchange Act Rule 13a - 14(a) or 15d - 14a                       42

   31.2   Certification of principal financial officer pursuant
          to Exchange Act Rule 13a - 14(a) or 15d - 14a                       43

   32.1   Chief Executive Officer - Certification required by
          Exchange Act Rule 13a - 14 (b) or Rule 15d - 14(b) and 18
          U.S.C. Section 1350, as adopted pursuant to Section 906 of
          the Sarbanes-Oxley Act of 2002                                      44

   32.2   Chief Financial Officer - Certification required by
          Exchange Act Rule 13a - 14 (b) or Rule 15d - 14(b) and 18
          U.S.C. Section 1350, as adopted pursuant to Section 906 of
          the Sarbanes-Oxley Act of 2002                                      45


     (b)  REPORTS  ON  FORM  8-K

          During the quarter ended September 30, 2003, the Company filed the following Current Reports on Form 8-K:

          On July 18, 2003, the Company filed a Current Report on Form 8-K with respect to a change in the Company's certifying accountants.

          On July 30, 2003, the Company filed a Current Report on Form 8-K with respect to a press release announcing its financial results for the quarter ended June 30, 2003.

          On July 31, 2003, the Company filed an Amended Current Report on Form 8-K with respect to a change in the Company's certifying accountants.

          On September 17, 2003, the Company filed a Current Report on Form 8-K with respect to the appointment of Larry R. Mathews as President and Chief Executive Officer of the Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                HERITAGE FINANCIAL HOLDING CORPORATION

                By:     /s/Larry R. Mathews                     11/07/03
                        ----------------------           -----------------------
                        Larry R. Mathews                 Date
                        President and
                       Chief Executive Officer


                By:     /s/William M. Foshee                    11/07/03
                        -----------------------          -----------------------
                        William M. Foshee                Date
                        Chief Financial Officer