Form 10-K
period 2003-12-31
HERITAGE FINANCIAL HOLDING
filed 2004-03-30
CIK 1126679

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 _______________

                                    FORM 10-K

                                 _______________
 (MARK ONE)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

[_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER 000-31825

                     HERITAGE FINANCIAL HOLDING CORPORATION
               (Exact name of registrant specified in its charter)


             DELAWARE                               63-1259533
   (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)            Identification No.)

        211 LEE STREET NE                             35601
        DECATUR,  ALABAMA                          (Zip Code)
(Address of principal executive offices)


       Registrant's telephone number, including area code: (256) 355-9500
        Securities registered pursuant to Section 12(b) of the Act: NONE
          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK - PAR VALUE $0.01 PER SHARE
                                (Title of Class)

     Indicate by a check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Common Stock, par value $0.01 per share- $24,640,575.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 24, 2003. Common Stock, par value $0.01 per share - 10,510,791 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual proxy statement for the annual meeting of stockholders on May 18, 2004 incorporated by reference into Part III.

================================================================================

                        HERITAGE FINANCIAL HOLDING CORPORATION

                             2003 FORM 10-K ANNUAL REPORT


                                  Table of Contents

PART I. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

  CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS. . . . . . . . . . . . .   1
  RISK FACTORS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
      ITEM 1.  BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
      ITEM 2.  PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
      ITEM 3.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . .  12
      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . .  12

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

      ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . . . . .  12
      ITEM 6.  SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . . . .  15
      ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND. .  16
               RESULTS OF OPERATIONS
      ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. . . .  37
      ITEM 8.  FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . .  37
      ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE.. . . . . . . . . . . . . . . . . . . . . . .  68
      ITEM 9A.  CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . . .  68

PART III. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  69

      ITEM 10, 11, 12, 13 AND 14.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
               REGISTRANT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN
               BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
               MATTERS; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND
               PRINCIPAL ACCOUNTANT FEES AND SERVICES.. . . . . . . . . . . . . .  69

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  70

      ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.  70
      EXHIBIT 16 - LETTER FROM SCHAUER TAYLOR COX VICE MORGAN & FOWLER, P.C.. . .  74
      EXHIBIT 21 - SUBSIDIARIES OF THE REGISTRANT . . . . . . . . . . . . . . . .  75
      EXHIBIT 23.1 - CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS. . . . .  76
      EXHIBIT 23.1 - CONSENT OF INDEPENDENT AUDITORS. . . . . . . . . . . . . . .  77
      EXHIBIT 24 - POWER OF ATTORNEY. . . . . . . . . . . . . . . . . . . . . . .  78
      EXHIBIT 31.1 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER . . . . . . . . .  80
      EXHIBIT 31.2 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER . . . . . . . . .  81
      EXHIBIT 32.1 CHIEF EXECUTIVE OFFICER CERTIFICATION UNDER 18 USC 1350. . . .  82
      EXHIBIT 32.2 CHIEF FINANCIAL OFFICER CERTIFICATION UNDER 18 USC 1350. . . .  83

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

                                  RISK FACTORS

THE COMPANY AND THE BANK ARE RESTRICTED FROM CERTAIN ACTIVITIES INCLUDING PAYMENT OF DIVIDENDS TO STOCKHOLDERS.

     During 2002, management of the Company identified significant operational and asset quality deficiencies at the Bank. These deficiencies resulted in material increases to the Bank's loan loss reserves, resulting in material reductions in the capital levels of the Company and the Bank. As a result, the Board of Directors and management of the Company and the Bank identified specific corrective steps and actions to address capital deficiencies, improve asset quality, and enhance operational controls and procedures. The Bank, without the prior written approval of its regulators, may not declare or pay any cash dividends. In addition, the Bank determined to hire and retain certain personnel who were given specific written authority by the Board of Directors to implement sound lending, recordkeeping and accounting practices. The Bank also took steps to develop an educational program for board members and to create a written review of the Bank's staffing requirements. During 2003, management's actions to improve asset quality and enhance operational controls and procedures resulted in the Bank's Tier 1 leverage ratio reaching 8.58% as of December 31, 2003. Additionally, both the Company and the Bank were considered "well capitalized" as of December 31, 2003.

     If the quality of the Company's assets does not continue to improve, or if there is additional deterioration in the Bank's loan portfolio, the Company and the Bank may be required to take additional remedial action that may further restrict the Company's and the Bank's operations in future periods.

THE COMPANY AND THE BANK HAVE MADE SIGNIFICANT CHANGES TO THE BANK'S LOAN LOSS RESERVES AS A RESULT OF REVIEWS OF THE BANK'S LOAN PORTFOLIO, AND THE BANK MAY BE REQUIRED TO FURTHER INCREASE THE ALLOWANCE FOR LOAN AND LEASE LOSSES.

     During the course of a targeted, limited scope review of the loan portfolio of the Bank conducted in 2002, management identified certain assets in the Bank's loan portfolio that management believed should be classified. Due to the erosion in asset quality identified by the review, the Company increased the allowance for loan losses by $2,000,000 during the quarterly period ended June 30, 2002. Additional review of the Bank's loan portfolio subsequently identified additional asset quality problems, which resulted in the Company's increasing the allowance for loan losses net of charge offs and recoveries by a total of $20,916,364 for the year ending December 31, 2002.

     Management of the Company and the Bank have taken corrective action to improve asset quality and enhance operational controls and procedures. Management, acting in concert with the Board of Directors, determined to charge off $11,388,509 in loans during the course of 2003. As a result of management's ongoing evaluation of the adequacy of the allowance for loan losses, a decline in problem credits brought about by the implementation of new loan policies and procedures and continued recoveries of loans previously charged off, management decided to reduce the allowance for loan losses during 2003 to $14,562,283 at December 31, 2003, compared to $26,990,594 at December 31, 2002.

     Management continues to review the Bank's loan policies and procedures, as well as the credit review process. Additional classifications of assets may result in increases in the Bank's allowance for loan losses, and such increases could have a material adverse effect on the Company's and the Bank's financial condition and results of operations.

ITEM 1.   BUSINESS

GENERAL

     We are a Delaware-chartered bank holding company headquartered in Decatur, Alabama. We offer a broad range of banking and related products and services in ten locations in Northern Alabama through Heritage Bank, an Alabama banking corporation and our principal subsidiary. We had assets of approximately $522 million, loans of approximately $386 million, deposits of approximately $416 million and stockholders' equity of approximately $30 million at December 31, 2003. Our principal executive offices are located at 211 Lee Street NE, Decatur, Alabama 35601, and the telephone number is (256) 355-9500.

     The Company's business is conducted primarily through the Bank. Although we have no immediate plans to conduct any other business, the Company may engage directly or indirectly in a number of activities which the

Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

SUBSIDIARY BANK

     At December 31, 2003, the Bank conducted business through nine locations in Morgan, Madison, Marshall and Jefferson counties, Alabama. We offer a wide range of commercial and retail banking services, including savings and time deposit accounts, personal and commercial loans and personal and commercial checking accounts. We seek to provide superior service to our customers and to become a vital component of each of the communities that we serve.

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

LENDING ACTIVITIES

     We offer a range of lending services, including real estate, consumer and commercial loans, primarily to individuals and businesses and other organizations that are located in or conduct a substantial portion of their business in our market areas. Our total loans at December 31, 2003 were $385.9 million, or 78.0% of total earning assets. The interest rates we charge on loans vary with the risk, maturity and amount of the loan and are subject to competitive pressures, money market rates, availability of funds and government regulations. We do not have any foreign loans.

LOAN PORTFOLIO

     Real Estate Loans - Loans secured by real estate are a significant component of our loan portfolio, constituting $257.1 million, or 66.7% of total loans at December 31, 2003. Our primary type of real estate loan is single-family first mortgage loans, construction loans and acquisition and development loans, typically structured with fixed or adjustable interest rates, based on market conditions. Fixed rate loans usually have terms of five years or less, with payments through the date of maturity generally based on a 15 to 30 year amortization schedule. Adjustable rate loans generally have a term of 5 to 30 years. We typically charge an origination fee on these mortgage loans.

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

     Commercial, Financial and Agricultural Loans - At December 31, 2003, we had general commercial, financial and agricultural loans of $116.2 million, comprising 30.1% of the total loan portfolio. Commercial loans consist primarily of operating loans made to manufacturers, wholesalers and retailers of goods, service companies and other industries. We concentrate on making loans to small and medium size companies. The primary repayment risk for commercial loans is the failure of the borrower due to economic or financial factors. Although we typically look to a commercial borrower's cash flow as the principal source of repayment, many commercial loans are secured by inventory, equipment, accounts receivable and other assets. These loans are typically made on terms up to five years at fixed or variable rates and are secured by accounts receivable, inventory or, in the case of equipment loans, the financed equipment. We attempt to reduce our credit risk on commercial loans by limiting the loan to value ratio to 65% on loans secured by accounts receivable or inventory and 75% on equipment loans. Agricultural loans are comprised of loans to finance agricultural production, loans to farmers and loans secured by farmland. We are able to manage the risks inherent in these types of loans due to our small number of agricultural loans.

     Consumer Loans - At December 31, 2003, loans to individuals for personal expenditures totaled $12.5 million, comprising some 3.2% of our loan portfolio. These consumer loans include loans to purchase automobiles, recreational vehicles, mobile homes, appliances and boats, and the Bank continues to hold a small amount of credit card loans. Consumer loans are underwritten based on the borrower's income, current debt, credit history and collateral. Terms generally range from four to five years on automobile loans and one to three years on other consumer loans.

CREDIT PROCEDURES AND REVIEW

     During 2002, we identified significant weaknesses in our loan policy, including our loan approval process, credit analysis, loan review and other key lending support functions. As part of our response to these issues, we have revised the Bank's loan policy to address areas we believed to be inadequate, and have hired additional personnel to upgrade our compliance in these areas.

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

DEPOSITS

     Core deposits are our principal source of funds, constituting approximately 80.3% of our total deposits as of December 31, 2003. Core deposits consist of demand deposits, interest-bearing transaction accounts, savings deposits and certificates of deposit (excluding certificates of deposit and other time deposits over $100,000). Transaction accounts include checking, money market and NOW accounts that provide the Bank with a source of fee income and cross-marketing opportunities, as well as a low-cost source of funds. Time and savings accounts also provide a relatively stable and low-cost source of funding. The largest source of funds for the Bank is certificates of deposit. Certificates of deposit in excess of $100,000 are held primarily by customers outside of our market areas.

     Deposit rates are reviewed weekly by senior management. We believe our rates are competitive with those offered by competing institutions in our market areas; however, we focus on customer service, not high rates, to attract and retain deposits.

COMPETITION

     The banking industry in Alabama is highly competitive, and our profitability depends principally on our ability to compete in our market areas. The area is dominated by a number of major banks and bank holding companies that have substantially greater resources, and numerous offices and affiliates operating over wide geographic areas. We encounter strong competition both in making loans and attracting deposits. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges. Customers also consider the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits, and may also consider the fact that other banks offer different services. Many of the large regional banks against which we compete have significantly greater lending limits and may offer additional products; however, we believe we have been able to compete effectively with other financial institutions, regardless of their size, by emphasizing customer service and by providing a wide array of services. In addition, most of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. See "Supervision and Regulation." Competition may further intensify if additional financial services companies enter markets in which we conduct business.

EMPLOYEES

     As of December 31, 2003, the Company employed approximately 162 individuals of which approximately 150 were full-time employees. The Company believes that its relations with these employees are generally good.

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

     The Federal Reserve adopted the Federal Financial Institutions Examination Council's ("FFIEC") updated rating system which assigns each financial institution a confidential composite "CAMELS" rating based on an evaluation and rating of six essential components of an institution's financial condition and operations including capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market risk. For most institutions, the FFIEC has indicated that market risk is rated based upon, but not limited to, an assessment of the sensitivity of the financial institution's earnings or the economic value of its capital to adverse changes in interest rates, foreign exchange rates, commodity prices, or equity prices; management's ability to identify, measure, monitor and control exposure to market risk; and the nature and complexity of interest rate risk exposure arising from nontrading positions.

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

     As of December 31, 2003, the consolidated capital ratios of the Company and the Bank were as follows:

                                     REGULATORY
                                       MINIMUM        COMPANY        BANK
                                     -----------      --------      ------
Tier 1 leverage ratio                   3.0-5.0%         6.31%       8.64%
Tier 1 Risk-based capital ratio            4%            8.63%      10.71%
Total Risk-based capital ratio             8%           10.28%      11.99%

     As of December 31, 2003, the Company and the Bank were "well capitalized."

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

     Current CRA Regulations rate banks based on their actual performance in meeting community credit needs. CRA performance is evaluated by the Federal Reserve, the Bank's primary federal regulator, using a lending test, or investment test, and a service test. The Federal Reserve also will consider: (i) demographic data about the community; (ii) the bank's capacity and constraints; (iii) the bank's product offerings and business strategy; and (iv) data on the prior performance of the bank and similarly situated lenders. As a result of the GLBA, CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank's primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under GLBA may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a "satisfactory" CRA rating in its latest CRA examination.

     USA Patriot Act - On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act"), which is designed to deny terrorists and others the ability to obtain access to the United States financial system. Title III of the USA Patriot Act is the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001. Among its provisions, the USA Patriot Act mandates or will require financial institutions to implement additional policies and procedures, including additional due diligence and record keeping with respect to any or all of the following matters, among others: money laundering; suspicious activities and currency transaction reporting; and currency crimes. The U.S. Department of the Treasury in consultation with the Federal Reserve Board and other federal financial institution regulators has promulgated rules and regulations implementing the USA Patriot Act which (i) prohibits U.S. correspondent accounts with foreign banks that have no physical presence in any jurisdiction; (ii) require financial institutions to maintain certain records for correspondent accounts of foreign banks; (iii) require financial institutions to produce certain records relating to anti-money laundering compliance upon request of the appropriate federal banking agency; (iv) require due diligence with respect to private banking and correspondent banking accounts; (v) facilitate information sharing between the government, federal law enforcement and financial institutions; (vi) require financial institutions to have in place an anti-money laundering program; and (vii) require financial institutions to have in place a Customer Identification Program, including risk-based procedures to verify the identity of each customer. The Company has implemented and will continue to implement the provisions of the USA Patriot Act as such provisions become effective. The Company currently maintains and will continue to maintain policies and procedures to comply with the USA Patriot Act requirements. At this time, the Company does not expect that the USA Patriot Act will have a significant impact on the financial position of the Company.

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

                                                                         Page(s)
Loan Portfolio                                                                19

Selected Loan Maturity and Interest Rate Sensitivity . . . . . . . . . . . .  19

Securities Portfolio . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

Securities Portfolio Maturity Schedule . . . . . . . . . . . . . . . . . . .  20

Maturities of Large Time Deposits  . . . . . . . . . . . . . . . . . . . . .  21

Return on Equity and Assets  . . . . . . . . . . . . . . . . . . . . . . . .  22

Capital Adequacy Ratios  . . . . . . . . . . . . . . . . . . . . . . . . . .  23

Interest Rate Sensitivity Analysis . . . . . . . . . . . . . . . . . . . . .  25

Average Balances, Interest Income/Expense and Yields/Rates . . . . . . . . .  28

Rate/Volume Variance Analysis  . . . . . . . . . . . . . . . . . . . . . . .  29

Summary of Loan Loss Experience  . . . . . . . . . . . . . . . . . . . . . .  31

Allocation of Loan Loss Reserve  . . . . . . . . . . . . . . . . . . . . . .  32

Nonperforming Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .  33

Noninterest Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  33

Noninterest Expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .  34

Interest Rate Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  36

ITEM 2.   PROPERTIES

     Our headquarters are located at 211 Lee Street NE, Decatur, Morgan County, Alabama. We operate eight banking offices throughout Northern Alabama, one mortgage origination office and two operations centers. We own two and lease nine of these offices. Rental expense on the leased properties totaled approximately $753,119 in 2003.

ITEM 3.   LEGAL PROCEEDINGS

     The Bank received demand letters from two former directors, officers and employees of the Bank. The Bank terminated such officers in November 2002 for cause, as such term is defined by their respective employment contracts. One officer has claimed monetary compensation, stock options and attorneys' fees, while the second officer has claimed monetary compensation, as well as stock options and payment of country club dues for two years following the date of his termination. The Bank maintains that it terminated each of these officers for "cause" and that it is under no obligation to pay them any additional compensation. On March 14, 2003, one of these officers filed a lawsuit against the Bank in the Circuit Court for Morgan County, Alabama, alleging breach of contract and demanding certain payments and benefits allegedly due under his employment agreement. The Bank subsequently received notice that a suit had been filed by a second former officer and director in the Circuit Court of Jefferson County, Alabama, alleging similar causes of action against the Bank. The Bank successfully removed each of these cases to the United States District Court for the Northern District of Alabama. On March 9, 2004, the Bank reached agreement on the settlement of the claims of one of the former officers. The Bank intends to vigorously defend the remaining action brought against the Bank, and does not believe that the final outcome will have a material impact on the Bank or the Company.

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

     Management has reviewed the limited information available to the Company as to the ranges at which shares of the Company's common stock has been sold. The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices of the Company's common stock based solely on such limited available information.

                      Fiscal  2003    Fiscal  2002
                     --------------  ---------------
                      High     Low    High     Low
                     -------  -----  -------  ------
     First Quarter   $  8.00  $7.00  $ 12.50  $ 8.00
     Second Quarter  $  6.00  $3.50  $ 12.00  $10.00
     Third Quarter   $  4.50  $4.00  $ 10.50  $ 9.50
     Fourth Quarter  $  8.00  $4.00  $  9.50  $ 9.50

     As of December 31, 2003 the Company had approximately 1,156 stockholders of record.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table provides information as of December 31, 2003 regarding compensation plans (including individual compensation arrangements) under which common stock of the Company is authorized for issuance.

                                   EQUITY COMPENSATION PLAN INFORMATION


                                                                                   Number of securities
                                                                                 remaining available for
                       Number of Securities to be   Weighted-average exercise     future issuance under
                         issued upon exercise of       price of outstanding     equity compensation plans
                          outstanding options,        options, warrants and       (excluding securities
                           warrants and rights                rights             reflected in column (a))
     Plan Category                 (a)                         (b)                         (c)
----------------------------------------------------------------------------------------------------------
Equity Compensation
Plans Approved by                        1,876,000                        3.36                          --
Security Holders

Equity Compensation
Plans not Approved by                           --                          --                          --
Security Holders
Total                                    1,876,000                        3.36

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

     The consolidated financial statements of Heritage Financial Holding Corporation have been audited by Porter, Keadle, Moore, LLP, independent auditors, who were engaged to express an opinion as to the fairness of presentation of such financial statements.


/s/ William M. Foshee                /s/ Larry R. Mathews
------------------------------       -------------------------------------
William M. Foshee                    Larry R. Mathews
Chief Financial Officer              President and Chief Executive Officer

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

                                                                       Years ended December 31,
                                                        -----------------------------------------------------
                                                          2003       2002       2001       2000       1999
                                                        ---------  ---------  ---------  ---------  ---------
                                                             (Dollars in thousands except per share data)
EARNINGS SUMMARY:
  Interest income                                       $ 30,343   $ 40,465   $ 42,966   $ 35,660   $ 17,248
  Interest expense                                        15,389     21,742     28,594     22,018      9,874
  Net interest income                                     14,954     18,723     14,371     13,642      7,374
  Provision for loan losses                               (1,646)    29,469      3,602      3,389      1,808
  Net interest income (loss) after
   provision for loan losses                              16,600    (10,746)    10,769     10,253      5,566
  Noninterest income                                       4,987      3,825      2,844      1,039        642
  Noninterest expense                                     19,795     15,380     10,023      8,113      4,952
  Income (loss) before income taxes                        1,793    (22,300)     3,590      3,179      1,256
  Income taxes (benefit)                                     664     (7,887)     1,224        991        395
  Net income (loss)                                        1,129    (14,413)     2,366      2,188        861

PER COMMON SHARE DATA:
  (Retroactively adjusted for effects of stock splits)
  Net income (loss) - basic                             $   0.11      (1.65)  $   0.28   $   0.26   $   0.12
  Net income (loss) - diluted                           $   0.11      (1.65)      0.23       0.22       0.11

  Cash dividends declared per common share              $   0.00       0.00       0.00       0.00       0.00
  SELECTED AVERAGE BALANCES:
  Total assets                                          $537,065   $617,255   $559,921   $401,615   $213,101
  Total loans                                            455,672    544,079    489,897    333,340    172,418
  Securities                                              51,564     39,961     26,662     23,183     19,405
  Earning assets                                         523,986    605,723    546,517    389,795    204,643
  Deposits                                               461,371    544,598    496,283    348,819    180,072
  Stockholders' equity                                    28,213     35,296     34,178     29,910     19,062
  Shares outstanding (thousands) (split adjusted)         10,048      8,717      8,485      8,317      7,226

SELECTED PERIOD-END BALANCES:
  Total assets                                          $522,426   $592,942   $568,291   $471,458   $297,952
  Total loans                                            385,887    523,850    505,381    422,135    244,620
  Securities                                             101,935     36,762     25,894     26,846     19,969
  Earnings assets                                        494,565    587,734    550,865    458,478    287,307
  Deposits                                               415,615    525,631    504,310    421,244    249,032
  Stockholders' equity                                    30,106     23,703     36,124     33,499     21,920
  Shares outstanding (thousands) (split adjusted)         10,511      8,821      8,515      8,476      7,581

SELECTED RATIOS:
  Return on average equity                                  4.00%    (4.08)%      6.92%      7.32%      4.52%
  Return on average assets                                  0.21%    (2.34)%      0.42%      0.54%      0.40%
  Net interest margin (taxable equivalent)                  2.86%      3.11%      2.65%      3.52%      3.63%
  Allowance for loan losses to loans                        3.77%      5.15%      1.20%      1.20%      1.24%
  Net charge-offs to average loans                          2.37%      1.57%      0.53%      0.41%      0.10%
  Average equity to average assets                          5.25%      5.72%      6.10%      7.45%      8.95%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following is a narrative discussion and analysis of significant changes in our results of operations and financial condition. The principal purpose of this review is to provide the reader of the attached financial statements and accompanying footnotes with a detailed analysis of our financial results. Among other things, this discussion provides commentary on our critical accounting policies, strategy, operating philosophies, the components of net interest margin and balance sheet strength as measured by the quality of assets, the composition of the loan portfolio and capital adequacy.

     Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest earning assets, such as loans and investments, and the expense on our interest-bearing liabilities such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

     We have included a number of tables in the following discussion which we believe assist our description of our results of operations and financial condition. However, our financial statements present a complete picture of such results of operations and financial condition, and you should read this discussion in conjunction with the consolidated financial statements and selected financial data included elsewhere in this Annual Report.

     Our principal subsidiary is Heritage Bank (the "Bank"), a financial institution organized and existing under the laws of Alabama and headquartered in Decatur, Alabama. The Bank operates ten offices throughout Northern Alabama. The Company also has another wholly owned subsidiary, Heritage Financial Statutory Trust I ("Heritage Trust"), a Connecticut statutory trust. Heritage Trust is a consolidated special purpose entity formed solely to issue cumulative trust preferred securities.

     The Company was established in the year 2000 in order to facilitate a reorganization and merger of the Company and the Bank into a bank holding company structure. The reorganization was effective on August 31, 2000.

RESTRICTIONS ON OPERATIONS

     As previously reported, a targeted, limited scope review of the Bank's loan portfolio identified certain assets of the Bank that management and regulatory authorities believed should be classified. In connection with such review, the Company and the Bank took steps to charge off or establish additional loan loss reserves for specified assets and to adjust the Bank's levels of loan loss provisions.

     Management has taken certain corrective actions to address concerns about the Bank's asset quality. The Bank may not declare or pay cash dividends without seeking the prior approval of the regulatory authorities. During 2002 and 2003, the Company and the Bank hired certain management personnel who were given specific written authority by the Board of Directors to implement sound lending, recordkeeping and accounting practices. Management also developed an educational program for the Board of Directors and completed a written review of staffing requirements for the Bank.

     Management's focus on addressing asset quality, loan and audit issues has resulted in a substantial decrease in loan loss reserves during 2003 and in increase in the Bank's Tier I leverage ratio to 8.58% as of December 31, 2003. Management continues to be vigilant in its review of the Bank's loan portfolio, as an increase in classified loans and other loan-related issues could trigger additional restrictions on the Bank's operations.

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

Allowance for Loan Losses

     The allowance for loan losses is established through provisions for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collection of principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. Management's evaluation of the adequacy of the allowance for loan losses is based on a formal analysis which assesses the risk within the loan portfolio. This analysis includes consideration of historical performance, current economic conditions, level of nonperforming loans, loan concentrations, and review of certain individual loans. Actual losses for these loans can vary significantly from this estimate. Management continually reviews the methodology and assumptions used to calculate the allowance for appropriateness given the most recent losses realized and other factors that influence the estimation process. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions and the results of management's ongoing review of the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the bank's allowances for loan losses. Such agencies may require the bank to recognize additions to the allowance for loan losses based on their judgments.

EXECUTIVE SUMMARY

     The Bank is a $535 million financial institution with community banking offices, operations and team members located principally in Morgan, Madison, Marshall and Jefferson County, Alabama. We gather substantially all of our deposits in these market areas. We use these deposits, as well as other financing sources, to fund our loan and investment portfolios. We earn interest income on our loans and investments. In addition, we generate noninterest income from a number of sources including deposit and loan services, mortgage originations, and investment securities. Our principal noninterest expenses include employee compensation and benefits, occupancy and equipment related costs, data processing and other administrative expenses. Our financial results are affected by our credit quality, the economic environment, including interest rates, consumer and business confidence and spending, as well as the competitive conditions within our industry.

EARNINGS  OVERVIEW

     The Company recorded net income of $1,129,000 for the year ended 2003, a 107.8% increase over the same period in 2002. The Company experienced a net loss of ($14,413,000) in 2002, a 709.2% decrease from 2001. The Company also recorded earnings per share (basic and diluted) for the year ended 2003 of $0.11, a 106.7 % increase over the loss of ($1.65) for 2002, which was a 689.3% decrease from basic earnings per share for the year ended 2001 of $0.28.

     The increase in the Company's net income in 2003 is primarily attributable to the $31,115,000 decrease in the provision for loan losses. The Company experienced a 20% decrease in net interest income due to decreases in average loans of 16.3%, decreases in average earning assets of 13.5% and decreases in average total assets of 13.0%.

     Interest expense decreased by $6,353,000, or 29.2% in 2003. This decrease is due both to a decrease in interest rates payable on deposits and a decrease in average total deposits of $83,227,000 in 2003.

     Noninterest income increased $1,162,000, or 30.4% for the year ended December 31, 2003. The increase is due primarily to a large increase in mortgage banking income and service fees. While mortgage origination growth helped fuel the Company's return to profitability, rising mortgage interest rates in the last half of 2003 caused mortgage originations to decrease. Mortgage origination income may not return to the high level experienced in 2003 during 2004.

     Noninterest expense increased by $4,415,000, or 28.7%, in 2003 versus 2002. Increases in noninterest expense were primarily fueled by an increase in occupancy and equipment expense, an increase in data processing expense and an increase in advertising expense. The Company attributed these expense increases to growth of the Company's infrastructure and its requirements for additional technology to monitor its loan portfolio.

HIGHLIGHTS

     During 2003, we worked diligently to resolve issues with the credit quality of our loan portfolio, revise our lending and loan review policies and address any substandard loans remaining on our books. As a result, we have significantly reduced our nonperforming assets, from $29,782,000 at December 31, 2002 to $17,594,000 at December 31, 2003. We have also worked to return our regulatory capital ratios to levels in excess of regulatory requirements and, as a result, the Company and the Bank were considered "well capitalized" at December 31, 2003.

CHALLENGES

     While we made great strides during 2003, we faced, and will continue to face, challenges to our continued growth. We will work to increase net interest income following the $3.8 million decrease, or 20%, we experienced during 2003. Additionally, while the increase in noninterest income of $1,162,000 was helpful, we will continue to search for alternative income sources as we believe mortgage banking revenues may decrease or remain at 2003 levels during the coming year. We also experienced a decrease of $110 million in deposits during 2003, although much of this decrease was in brokered and out of area deposits. We will continue to strive toward a greater share of the deposit market in our areas.

EARNING ASSETS

     Our total assets were $522,426,000 at December 31, 2003, a decrease of $70,516,000, or 11.9% from December 31, 2002. The decrease primarily resulted from a decrease in gross loans of $137,963,000. Total assets were $592,942,000 at December 31, 2002, an increase of $24,651,000, or 4.3% from $568,291,000 as of December 31, 2001. The increase in total assets in 2002 primarily related to an increase in securities available for sale of $10,868,000 and other assets, primarily deferred tax assets, of $9,169,000. The increase in total assets was funded primarily by an increase in deposits.

     Our average earning assets were $523,986,000 in 2003, representing a decrease of $81,737,000 or 13.5% from 2002. The decrease in average earning assets was mainly due to the decease in average loans outstanding of $88,407,000. This decrease in average loans was due to an effort by management to increase the quality of our loan portfolio.

     Management considers many criteria in managing assets, including creditworthiness, diversification and structural characteristics, maturity and interest rate sensitivity. The following table sets forth the Bank's interest-earning assets by category at December 31, in each of the last three years.

                                           Years Ended December 31,
                                       -------------------------------
                                          2003       2002      2001
                                       ----------  --------  ---------
                                                (In thousands)
Interest-bearing deposits with banks   $      116  $     98  $     326
Securities                                101,935    36,762     25,894
Federal funds sold                            632    14,681      6,716
Mortgage loans held-for-sale                5,996    12,343     12,548

Loans:
  Real estate                             257,210   371,714    344,749
  Commercial and other                    128,676   152,136    160,632
                                       ----------  --------  ---------
Total loans                               385,886   523,850    505,381
                                       ----------  --------  ---------
Interest-earning assets                $  494,565  $587,734  $ 550,865
                                       ==========  ========  =========

LOAN PORTFOLIO

     Loans are the largest category of interest-earning assets, accounting for 87.0% of average interest earning assets at December 31, 2003. Loans typically provide higher yields than other types of interest-earning assets. Loans involve inherent risk and liquidity risks which management attempts to control and mitigate. Our average loans, net of unearned income, totaled $455.7 million at December 31, 2003, a decrease of $88,407,000, or 16.3% from the December 31,
2002 average loans of $544.1 million. This decrease resulted from lower loan volume as a result of credit policies and procedures initiated in the first quarter of 2003 in response to the Bank's previous asset quality issues. Due to these same credit quality issues, net charge-offs of $10.8 million and foreclosures of $13.2 million in 2003 also affected the balances. Average loans increased $54,182,000 or 11.1% from year-end 2001 to 2002. The increase in loans was a result of strong loan demand, primarily due to the increase in refinancing. Loan growth for 2002 was funded primarily through deposits. The most significant loan increase came from real estate mortgage loans, which increased approximately $36,832,000 or 13.4% over the 2001 year-end amount.

     The Loan Portfolio table presents the classifications of loans by major category at December 31, 2003, and for each of the preceding four years.

                                                           December 31,
                      ------------------------------------------------------------------------------------------------------------
                              2003                  2002                  2001                  2000                  1999
                      --------------------  --------------------  --------------------  --------------------  --------------------
                                  Percent               Percent               Percent               Percent               Percent
                       Amount    of Total    Amount    of Total    Amount    of Total    Amount    of Total    Amount    of Total
                      ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                      (Dollars in Thousands)
Commercial,
  financial and
  agricultural        $116,202      30.11%  $132,237      25.24%  $138,344      26.71%  $105,393      24.97%  $ 66,144      27.04%
Real estate -
  construction          26,583       6.89     60,206      11.49     70,073      13.53     90,603      21.46     49,432      20.21
Real estate-mortgage   230,626      59.77    311,508      59.47    274,676      55.46    205,422      48.66    112,643      46.05
Consumer                12,475       3.23     19,899       3.80     22,288       4.30     20,717       4.91     16,410       6.70
                      ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                       385,886      100.0%   523,850      100.0%   505,381      100.0%   422,135      100.0%   244,629      100.0%
                                 =========             =========             =========             =========             =========

Allowance for loan
  losses               (14,562)              (26,991)               (6,074)               (5,065)               (3,036)
Unearned income              -                     -                     -                     -                    (9)
                      ---------             ---------             ---------             ---------             ---------
Net loans             $371,324              $496,859              $499,307              $417,070              $241,584
                      =========             =========             =========             =========             =========

     The following table sets forth maturities of selected categories of the loan portfolio and the related sensitivity to interest rate changes.

              SELECTED LOAN MATURITY AND INTEREST RATE SENSITIVITY

                                                                        Rate Structure for Loans
                                              Maturity                   Maturing Over One Year
                             ---------------------------------------  -----------------------------
                                        Over One
                               One        Year       Over             Predetermined    Floating or
                             Year or     Through     Five                Interest      Adjustable
                               Less    Five Years   Years    Total         Rate           Rate
                             --------  -----------  ------  --------  --------------  -------------
                                                 (Amounts in thousands)

Commercial, financial
  and agricultural           $ 59,440  $    51,583  $5,179  $116,202  $       29,432  $      27,330
Real estate - construction     24,867        1,520     196    26,583             883            833
                             --------  -----------  ------  --------  --------------  -------------

    Total                    $ 84,307  $    53,103  $5,375  $142,785  $       30,315  $      28,163
                             ========  ===========  ======  ========  ==============  =============

SECURITIES PORTFOLIO

     Our portfolio of securities classified as available for sale increased by $63,912,000 or 182.0% from the year 2002 to 2003. The increase in the portfolio in 2003 was the result of market opportunities that allowed us to make purchases with an acceptable interest rate spread. The securities portfolio increased by $10,868,000 or 42.0% from the year 2001 to 2002. The balance in the securities portfolio increased as a result of deposit growth in 2002.

     We maintain an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Bank maintains one classification of securities: "Available-for-Sale." The classification of securities as Available-for-Sale is consistent with our investment philosophy of maintaining flexibility to manage the portfolio. The Available-for-Sale securities are carried at fair market value and represent all of our securities at year-end 2003 and 2002. At year-end 2003 and 2002, unrealized gains in the Available-for-Sale portfolio amounted to $342,000 and $95,000, respectively.

     At year-end 2003 and 2002, obligations of the United States Government or its agencies and obligations of states and political subdivisions represented approximately 32.2% and 63.1%, respectively, of our securities portfolio.

     The following table presents the carrying amounts of our securities portfolio at December 31, in each of the last three years.

                                                              December 31,
                                                       -------------------------
                                                        2003     2002     2001
                                                       -------  -------  -------
                                                            (In thousands)
AVAILABLE-FOR-SALE
  U.S. government and agencies  . . . . . . . . . . .  $30,593  $     -  $15,697
  Mortgage-backed securities  . . . . . . . . . . . .   61,640   23,208      617
  Asset-backed securities . . . . . . . . . . . . . .        -        -    4,474
  State and municipal . . . . . . . . . . . . . . . .    1,336    1,330    2,590
  Corporate debt  . . . . . . . . . . . . . . . . . .    5,469   10,588    1,190
                                                       -------  -------  -------

    Total . . . . . . . . . . . . . . . . . . . . . .  $99,038  $35,126  $24,568
                                                       =======  =======  =======

     The maturities and weighted average yields of the investments in the 2003 portfolio of securities are presented below. Amounts are presented at amortized cost.

                                       SECURITY PORTFOLIO MATURITY SCHEDULE

                                                                         Maturing
                                  -----------------------------------------------------------------------------
                                       Within         After One But         After Five But          After
                                      One Year      Within Five Years       Within Ten Years       Ten Years
                                  --------------  ---------------------  ---------------------  ---------------
                                  Amount   Yield   Amount      Yield      Amount      Yield     Amount   Yield
                                  -------  -----  ---------  ----------  ---------  ----------  -------  ------
                                                                  (Amounts in thousands)
SECURITIES AVAILABLE-FOR-SALE
  U. S. Government and agencies   $     -      -  $   7,100       2.05%  $  23,388       2.50%        -      -%
  Mortgage-backed securities . .        -      -        368       4.52%      9,522       4.12%   51,553   4.35%
  State and municipal (1)  . . .        -      -          -          -         185       3.65%    1,109   5.53%
  Corporate debt . . . . . . . .        -      -          -          -           -          -     5,470   8.63%
                                  -------  -----  ---------  ----------  ---------  ----------  -------  ------

                                  $     -      -  $   7,468       2.17%  $  33,095       2.97%  $58,132   4.71%
                                  =======         =========              =========              =======

(1) The weighted average yields are calculated on the basis of the cost and effective yield weighted for the scheduled maturity of each security. The weighted average yields on tax-exempt obligations have been computed on a fully taxable equivalent basis using a tax rate of 34%.

     We did not hold any securities of which the aggregate value on December 31, 2003, 2002 and 2001 exceeded ten percent of stockholders' equity at that date. (Securities which are payable from and secured by the same source of revenue or taxing authority are considered to be securities of a single issuer. Securities of the U.S. Government and U.S. Government agencies and corporations are not included.)

DEPOSITS AND BORROWED FUNDS

     Our average deposits decreased by $83,226,000 or 15.3% from 2002 to 2003. The decrease primarily resulted from a decrease of $88.7 million in certificate of deposits as we decreased our reliance on brokered and out of market funds. Brokered funds decreased by $19.9 million in 2003 and out of market funds decreased by $35.3 million in 2003. Our average deposits rose $48,315,000 or 9.7% from the year 2001 to 2002. The largest area of growth in 2002 was in interest bearing demand accounts, which increased $7,417,000 or 13.8%. From 2001 to 2002, other time deposits of more than $100,000 increased $4,990,000 or 3.5%. Savings deposits increased $3,582,000 or 7.4%, and time deposits of less than $100,000 increased $4,616,000 or 1.9%. From year-end 2001 to year-end 2002, total non-interest bearing deposits increased $716,000 or 3.4%. Deposit growth has been generated primarily outside of our local markets.

     The following table sets forth our deposit structure at December 31, of each of the last three years.

                                                                  December 31,
                                                          ----------------------------
                                                            2003      2002      2001
                                                          --------  --------  --------
                                                                (In thousands)
Noninterest-bearing deposits:
  Individuals, partnerships and corporations . . . . . .  $ 22,992  $ 21,961  $ 21,296
  U.S. Government and states and political subdivisions        624        --        --
  Certified and official checks  . . . . . . . . . . . .     4,526        --        --
                                                          --------  --------  --------
    Total noninterest-bearing deposits . . . . . . . . .    28,142    21,961    21,296
                                                          --------  --------  --------

Interest-bearing deposits:
  Interest-bearing demand accounts . . . . . . . . . . .    77,141    61,244    53,776
  Saving accounts  . . . . . . . . . . . . . . . . . . .    48,558    51,769    48,187
  Certificates of deposit, less than $100,000  . . . . .   167,404   244,448   239,831
  Certificates of deposit, more than $100,000  . . . . .    94,370   146,209   141,220
                                                          --------  --------  --------
    Total interest-bearing deposits  . . . . . . . . . .   387,473   503,670   483,014
                                                          --------  --------  --------

    Total deposits . . . . . . . . . . . . . . . . . . .  $415,615  $525,631   504,310
                                                          ========  ========  ========

     The following table presents a breakdown by category of the average amount of deposits and the average rate paid on deposits for the periods indicated:

                                                Years Ended December 31,
                                   ---------------------------------------------------
                                         2003             2002             2001
                                   ---------------  ---------------  -----------------
                                    Amount   Rate    Amount   Rate    Amount    Rate
                                   --------  -----  --------  -----  --------  -------
                                                  (Dollars in thousands)
Noninterest-bearing deposits  . .  $ 25,897     -%  $ 21,832     -%  $ 16,975       -%
Interest-bearing demand deposits     63,161  1.22     50,622  1.61     39,299    3.10
Savings deposits  . . . . . . . .    54,125  1.16     64,773  1.92     43,079    3.17
Time deposits . . . . . . . . . .   318,188  3.64    407,370  4.33    396,930    6.09
                                   --------  -----  --------  -----  --------  -------
  Total deposits  . . . . . . . .  $461,371  2.98%  $544,597  3.62%  $496,283    5.39%
                                   ========         ========         ========

     At December 31, 2003, time deposits greater than $100,000 aggregated approximately $94,370,000. Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2003, are summarized as follows (in thousands):

                        MATURITIES OF LARGE TIME DEPOSITS

                                 (In thousands)

     Three months or less  . . . . . . . . . . . . . . . . . . . .  $ 8,556
     Over three through six months . . . . . . . . . . . . . . . .   12,169
     Over six through twelve months  . . . . . . . . . . . . . . .   36,269
     Over twelve months  . . . . . . . . . . . . . . . . . . . . .   37,376
                                                                    -------

       Total . . . . . . . . . . . . . . . . . . . . . . . . . . .  $94,370
                                                                    =======

     Borrowed funds of $74,308,000 as of December 31, 2003, consist of long-term Federal Home Loan Bank advances, an advance from a pooled trust preferred private placement for subordinated debentures, a short-term borrowing from a commercial bank and federal funds purchased. We have $12,500,000 in lines to purchase Federal Funds, on an unsecured basis, from commercial banks. At December 31, 2003, we had $406,000 advanced against these lines. At December 31, 2002 and 2001, we had no funds advanced against these lines. We are also approved to borrow up to $88,733,000 under various short-term and long-term programs offered by the Federal Home Loan Bank of Atlanta. These borrowings are secured under a blanket lien agreement on certain qualifying mortgage instruments in loan and investment security portfolios. The unused portion of these available funds amounted to $32,311,000, $42,223,000, and $46,000,000 at year-end  2003,  2002  and  2001,  respectively.

CAPITAL RESOURCES

     Stockholders' equity increased $6,402,000 or 27.0% to $30,106,000 as of December 31, 2003 compared to 2002. The increase in stockholders' equity was attributable to the net income for the year of $1,129,000, $2,300,000 in proceeds from a private placement in March 2003 and $2,801,000 in proceeds from the exercise of stock options. Stockholders' equity decreased $12,421,000 or 34.4% to $23,703,000 as of December 31, 2002 compared to 2001. This decease was primarily attributable to a net loss of $14,413,000 in 2002. Stockholders' equity increased $2,625,000 or 7.8% to $36,124,000 as of December 31, 2001. This increase was attributable to net income and the issuance of stock through exempt offerings, employee stock purchase plan purchases and the exercise of stock options.

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

     The table below summarizes these and other key ratios for us for each of the last three years.

                           RETURN ON EQUITY AND ASSETS

                                                     2003          2002    2001
                                                     -----        -------  -----
Return on average assets  . . . . . . . . . . . . .  0.21%        (2.34)%  0.42%
Return on average common equity . . . . . . . . . .  4.00          (4.08)  6.92
Dividend payout ratio . . . . . . . . . . . . . . .  0.00           0.00   0.00
Average common shareholders' equity to average
  assets ratio  . . . . . . . . . . . . . . . . . .  5.25           5.72   6.10

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

     The table below illustrates our regulatory capital ratios under federal guidelines at December 31, 2003, 2002 and 2001:

                               CAPITAL ADEQUACY RATIOS

                                                         Years ended December 31,
                                         Statutory  ----------------------------------
                                         Minimum       2003        2002        2001
                                        ----------  -----------  ---------  ----------
                                                            (Amounts in thousands)
Tier 1 Capital                                      $   35,113     30,749   $  46,180
Tier 2 Capital                                           6,732      8,687       6,074
                                                    -----------  ---------  ----------
Total Qualifying Capital                            $   41,845     39,436   $  52,254
                                                    ===========  =========  ==========
Risk Adjusted Total Assets (including
  off-balance-sheet exposures)                      $  407,053   $505,129   $ 488,824
                                                    ===========  =========  ==========

Adjusted quarterly average assets                   $  556,466   $650,604   $ 587,901
                                                    ===========  =========  ==========
Tier 1 Capital Ratio                         4.00%        8.63%      6.09%       9.45%
Total Capital Ratio                          8.00%       10.28%      7.81%      10.69%
Leverage Ratio                               4.00%        6.31%      4.94%       7.86%

     On December 31, 2003, the Company and the Bank each exceeded the regulatory minimums and together qualified as a well capitalized institution under the regulations. On December 31, 2002, the Bank qualified as an adequately capitalized institution under the regulations. We have worked aggressively to improve regulatory capital ratios which previously had deteriorated due to issues with the Bank's credit quality.

LIQUIDITY MANAGEMENT

     We focus on maintaining and managing adequate liquidity. Liquidity refers to the ability of the Company to meet its cash flow requirements in the normal course of business, including loan commitments, deposit withdrawals, liability maturities and ensuring that the Company is in a position to take advantage of investment opportunities in a timely and cost-efficient manner. Management of liquidity also includes management of funding sources and their utilization based on current, future and contingency needs. Additionally, management strives to maximize our earnings by investing our excess funds in securities.

     Historically, we have maintained a high loan-to-deposit ratio. Retail deposit growth is a primary focus of our funding and liquidity strategy. To meet our short-term liquidity needs, we maintain core deposits and have borrowing capacity through the FHLB and federal funds lines. Long-term liquidity needs are met primarily through these sources, time deposits, the repayment of loans, sales of loans and the maturity or sale of investment securities, including short-term investments. We have entered into certain contractual obligations and commercial commitments that arise in the normal course of business and involve elements of credit risk, interest rate risk and liquidity risk.

     The liability portion of the balance sheet provides liquidity through various interest-bearing and noninterest-bearing deposit accounts. We also utilize a variety of funding sources to meet the needs of funding loan growth, securities acquisitions and deposit fluctuations. Fed Funds lines and our line of credit are sources of short-term borrowings, and we also utilize Fed Funds lines and our credit facilities with the Federal Home Loan Bank for long-term borrowings. At December 31, 2003 we had $12,094,000 of federal funds available and credit of approximately $88,733,000 from The Federal Home Loan Bank of which approximately $32,311,000 was available and unused. At December 31, 2002, we had $13,500,000 of federal funds available, $850,000 available under the short-term borrowing and a line of credit of approximately $65,223,000 from The Federal Home Loan Bank of which approximately $42,223,000 was available and unused.

     The primary source of funds available to the Company is payment of dividends from the Bank. Banking laws and other regulations limit the amount of dividends a bank subsidiary may pay without prior regulatory approval. Our Bank may not pay any dividends to the Company without the prior approval of the regulatory authorities.

     The Company has no off-balance sheet arrangements that are expected to materially affect liquidity. The Company believes that the level of liquidity is sufficient to meet current and future liquidity requirements.

CONTRACTUAL  OBLIGATIONS  AND  COMMERCIAL  COMMITMENTS

The following table illustrates the Company's contractual obligations as of December 31, 2003

                                          Payments Due By Period
                                          ----------------------
                                          (amounts in thousands)

                                       Less than                            After
Contractual obligations       Total      1 year    1-3 Years   3-5 Years   5 Years
---------------------------  --------  ----------  ----------  ----------  --------
Note payable                 $  7,480  $    7,480  $        -  $        -  $      -
Trust preferred securities     10,000           -           -           -    10,000
Operating lease obligations     6,423         859       1,740       1,393     2,431
FHLB advances                  56,422      11,422      12,000       7,000    26,000
Time deposits                 261,730     175,069      68,572      18,089         -
                             --------  ----------  ----------  ----------  --------
Total                        $342,055  $  194,830  $   82,312  $   26,482  $ 38,431
                             ========  ==========  ==========  ==========  ========

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

     The following table shows interest sensitivity gaps for different intervals as of December 31, 2003.

                                  INTEREST RATE SENSITIVITY ANALYSIS

                                        (Amounts in thousands)
                                         --------------------

                                          0-30      31-90      91-365       1-5     Over 5
                                          Days      Days        Days       Years     Years    Total
                                        --------  ---------  ----------  ---------  -------  --------
Interest-earning assets (1)
  Loans                                 $189,245  $  9,818   $  29,564   $139,724   $ 5,013  $373,364
  Mortgage loans held-for-sale             5,996         -           -          -         -     5,996
  Securities available-for-sale              983       920       2,898     30,967    66,167   101,935
  Time deposits in other banks               116        --          --         --        --       116
  Federal funds sold                         632        --          --         --        --       632
                                        --------  ---------  ----------  ---------  -------  --------
                                         196,972    10,738      32,462    170,691    71,180   482,043
Interest-bearing liabilities (2)
  Demand deposits (3)                     25,714    25,714      25,713          -         -    77,141
  Savings deposits (3)                    16,186    16,186      16,186          -         -    48,558
  Time deposits                           14,790    11,832     148,744     86,408         -   261,774
  Federal funds purchased                    406         -           -          -         -       406
  Federal Home Loan Bank advances         10,422         -       1,000     19,000    26,000    56,422
  Trust preferred securities                   -         -           -          -    10,000    10,000
  Other debt                               7,480         -           -          -         -     7,480
                                        --------  ---------  ----------  ---------  -------  --------
                                          74,998    53,732     191,643    105,408    36,000   461,781
                                        --------  ---------  ----------  ---------  -------  --------
  Interest sensitivity gap              $121,974  $(42,994)  $(159,181)  $ 65,283   $35,180  $ 20,262
                                        ========  =========  ==========  =========  =======  ========

  Cumulative interest sensitivity gap   $121,974  $ 78,980   $ (80,201)  $(14,918)  $20,262
                                        ========  =========  ==========  =========  =======

Ratio of interest-earning assets to
  interest-bearing liabilities              2.63       .20         .17       1.62      1.98

Cumulative ratio                            2.63      1.61         .75        .96      1.04

Ratio of cumulative gap to total
  interest-earning assets                    .25       .16        (.17)      (.03)      .04

---------------
(1)  Excludes  nonaccrual  loans

(2) Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.

(3) Demand and savings deposits are assumed to be subject to movement into other deposit instruments in equal amounts during the 0-30 day period, the 31-90 day period, and the 91-365 day period.

     The above table indicates that in a rising interest rate environment our earnings may be positively affected in the short-term because 43.1% of earning assets reprice within 90 days and only 27.9% of interest-bearing liabilities reprice during the same period. As seen in the preceding table, for the first 90 days of repricing opportunity there is an excess of interest earning assets over interest-bearing liabilities of approximately $79.0 million. However, in the longer-term, the table reflects that our earnings will be negatively impacted by rising interest rates. For the first 365 days, interest-bearing liabilities exceed earning assets by $80.2 million. During this one-year time frame, 69.4% of all interest-bearing liabilities will reprice compared to 49.8% of all interest-earning assets. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. Due to management's continued emphasis on profitability, many of the higher-yielding assets presented in the table above have call or prepayment features, which may result in such assets having a shorter effective life. This in turn may reduce the interest rate sensitivity gap presented above. It should be noted, therefore, that a matched interest-sensitive position by itself would not ensure maximum net interest income.

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

OFF-BALANCE  SHEET  ARRANGEMENTS

     In the normal course of business, the Company engages in a variety of financial transactions that, under generally accepted accounting principles, either are not recorded on the balance sheet or are recorded on the balance sheet in amounts that differ from the full contract or notional amounts. These transactions involve financial instruments that are initiated by our customers in order to meet their financing needs or risk management objectives. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Standby letters of credit carry the possibility that the customer will fail to perform under the terms of the contract. Commitments to extend credit and standby letters of credit also involve an element of liquidity risk as a result of the uncertainty around the timing and ultimate amount of funding under these financial instruments. The contract amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses that may require payment of a fee by the customer. Collateral, if deemed necessary, is based on Management's credit evaluation of the customer and may include business assets of commercial borrowers as well as personal property and real estate of individual borrowers and guarantors. Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed. The Company's exposure to credit risk in the event of nonperformance by the customer is the contract amount. Fixed-rate commitments are subject to market risk resulting from fluctuations in interest rates and the Company's exposure is limited to the replacement value of those commitments. The Company's subsidiary bank had outstanding commitments to extend credit of approximately $34.9 million at December 31, 2003 and $75.6 million at December 31, 2002. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

     Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to businesses in the Company's delineated trade area. The majority of letters of credit issued have expiration dates within one year. The amount of credit risk involved in issuing letters of credit in the event of nonperformance by the other party is the contract amount. The Company's subsidiary bank had standby letters of credit outstanding of approximately $3.3 million at December 31, 2003 and $3.3 million at December 31, 2002. The Company holds real estate, equipment, automobiles and customer deposits as collateral supporting those commitments for which collateral is deemed necessary.

                              RESULTS OF OPERATIONS

SUMMARY

     We reported net income of $1.1 million or $0.11 per diluted share for the year ended December 31, 2003, compared to a net loss of $(14.4) million or ($1.65) per diluted share for the year ended December 31, 2002. Net income in 2001 was $2.4 million or $0.23 per diluted share. Net earnings resulted in a return on average assets of 0.21%, (2.34)% and 0.42% for the three years ended December 31, 2003, respectively. The return on average stockholders' equity for the three years ended December 31, 2003 was 4.00%, (4.08)% and 6.92%, respectively.

NET INTEREST INCOME

     The largest component of our net income is net interest income, which is the difference between the revenue generated on interest-earning assets and interest paid on deposits and borrowings. Net interest income is determined by the rates earned on our interest-earning assets, rates paid on our interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, the degree of mismatch, and the maturity and repricing characteristics of our interest-earning assets and interest-bearing liabilities. Net interest income divided by average interest-earning assets represents our net interest margin. For purposes of discussion, income that is either exempt from federal income taxes or taxed at a preferential rate has been adjusted to fully taxable equivalent amounts, using a statutory federal tax rate of 34%.

     Our net interest income decreased $3,829,000 or 20.4% in 2003. This decrease primarily resulted from a decrease in average loans of $88,407,000. Net interest income increased $4,356,000 or 30.1% to $18,813,000 from

2001 to 2002. This increase in net interest income is due primarily to a decrease in interest paid on deposits. Interest income was $30,373,000 in 2003, a decrease of $10,181,000 or 25.1% from 2002. Interest income was $40,554,000 in 2002, which represented a decrease of $2,498,000 or 5.8% over 2001. Interest and fee income produced by the loan portfolio decreased by $10,039,000, or 26.1% in 2003. Interest and fee income produced by the loan portfolio decreased $1,899,000 or 4.7% in 2002 from 2001. Interest income on securities remained the same in 2003 from 2002. Interest income on securities increased $156,000 or 9.5% in 2002 from 2001. This change is primarily due to an increase in the size of the investment portfolio. Interest income other than loans and securities decreased $142,000, or 43.6%, from 2002 to 2003 and decreased $755,000 or 69.8%
from  2001  to  2002.

     Total interest expense decreased by $6,352,000 or 29.2% in 2003 from 2002. This reduction is due to a decrease in the rates paid on deposits along with a decrease in average interest-bearing deposits of $87,292,000 in 2003 from 2002. Total interest expense decreased by $6,854,000 or 24.0% in 2002 from 2001. This reduction is primarily due to a decline in the rates paid on deposits. Interest expense on deposits decreased $7,035,000 or 26.3% in 2002 from 2001.

     The trend in net interest income is commonly evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin or the net yield on earning assets is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield on average earning assets and the average rate paid for all funds used to support those earning assets. Our net interest margin decreased by 25 basis points in 2003. Our net interest margin increased 46 basis points in 2002 from 2.65% at year-end 2001 to 3.11% at year-end 2002. The yield on earning assets decreased 90 basis points to 5.80% in 2003 from 2002, and decreased 118 basis points to 6.70% in 2002 from 7.88% in 2001. Our cost of funds decreased 70 basis points to 3.21% at year-end 2003 from 2002 and decreased 177 basis points to 3.91% at year-end 2002 from 5.68% at year-end 2001.

     The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of noninterest bearing funds and gives a direct perspective on the effect of market interest rate movements. During recent years, the net interest margins and interest rate spreads have been under intense pressure to maintain historical levels, due in part to tax laws that discouraged investment in tax-exempt securities and intense competition for funds with non-bank institutions. Our interest rate spread decreased by 20 basis points in 2003. Our interest rate spread increased 59 basis points to 2.79% from 2001 to 2002.

     The economic conditions during 2003 and the prolonged low interest rate environment presented a challenge to the Company and the Bank. Since the beginning of 2001, the Federal Reserve has lowered short-term interest rates a total of 500 basis points. These factors contributed to historically low interest rates, leading to higher prepayments of mortgage loans and other fixed-rate interest-earning assets tied to treasury yields. Prepayments from these assets were being reinvested at lower rates, while liability costs, which are tied to other indices, were not declining at the same place as asset yields. These factors help to explain the decreases in net interest margin and interest rate spread during 2003.

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

                                    AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES

                                                     Taxable Equivalent Basis

                                                                      YEARS ENDED DECEMBER 31,
                                                                      ------------------------
                                                 2003                            2002                            2001
                                    ------------------------------  ------------------------------  ------------------------------
                                               INTEREST   AVERAGE              INTEREST   AVERAGE              INTEREST   AVERAGE
                                     AVERAGE    INCOME/   YIELDS/    AVERAGE    INCOME/   YIELDS/    AVERAGE    INCOME/   YIELDS/
                                     BALANCE    EXPENSE     RATE     BALANCE    EXPENSE     RATE     BALANCE    EXPENSE     RATE
                                    ------------------------------  ------------------------------  ------------------------------
ASSETS
Earning assets:
  Loans, net of unearned
    income (1)                      $455,672      28,384     6.23%  $544,079      38,423     7.06%  $489,897      40,322     8.23%

Securities:
  Taxable                             50,271       1,714     3.41%    37,513       1,603     4.27%    24,308       1,460     6.01%
  Tax-exempt                           1,293          91     7.04%     2,448         202     8.25%     2,354         189     8.03%
                                    ---------  ---------            ---------  ---------            ---------  ---------
    Total securities                  51,564       1,805     3.50%    39,961       1,805     4.52%    26,662       1,649     6.18%

Time deposits in other banks             117           4     3.42%       161           6     3.73%       446          25     5.61%
 Federal funds sold                   16,633         180     1.08%    21,522         320     1.49%    29,512       1,056     3.58%
                                    ---------  ---------            ---------  ---------            ---------  ---------

    Total interest earning
      assets (2)                     523,986      30,373     5.80%   605,723      40,554     6.70%   546,517      43,052     7.88%

Noninterest earning assets:
Cash and due from banks                7,256                           4,452                           5,410
Premises and equipment                 7,260                           6,753                           6,220
Accrued interest and other
  assets                              20,512                           8,915                           7,541
Allowance for loan losses            (21,949)                         (8,588)                         (5,767)
                                    ---------                       ---------                       ---------

    Total assets                    $537,065                        $617,255                        $559,921
                                    =========                       =========                       =========

LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Demand deposits                   $ 63,161         773     1.22%  $ 50,622         854     1.69%  $ 39,299       1,219     3.10%
  Savings deposits                    54,125         626     1.16%    64,773       1,245     1.92%    43,079       1,367     3.17%
  Time deposits                      318,188      11,595     3.64%   407,371      17,618     4.32%   396,930      24,166     6.09%
                                    ---------  ---------            ---------  ---------            ---------  ---------
    Total deposits                   435,474      12,994     2.98%   522,766      19,717     3.77%   479,308      26,752     5.58%

Other short term borrowings               95           1     1.05%       928          36     3.88%        53           2     3.77%
Other                                 44,576       2,394     5.37%    32,520       1,988     6.11%    24,271       1,841     7.59%
                                    ---------  ---------            ---------  ---------            ---------  ---------
     Total interest-bearing
        liabilities                  480,145      15,389     3.21%   556,214      21,741     3.91%   503,632      28,595     5.68%
                                               ---------                       ---------                       ---------

Non-interest bearing liabilities:
Demand deposits                       25,897                          21,832                          16,975
Accrued interest and
  other liabilities                    2,810                           3,913                           5,136
Stockholders' equity                  28,213                          35,296                          34,178
                                    ---------                       ---------                       ---------

    Total liabilities and
       stockholders' equity         $537,065                        $617,255                        $559,921
                                    =========                       =========                       =========

Net interest income/
  net interest spread                             14,984     2.59%                18,813     2.79%                14,457     2.20%
                                                          ========                        ========                        ========
Net yield on earning
  assets                                                     2.86%                           3.11%                           2.65%
                                                          ========                        ========                        ========

Taxable equivalent
  adjustment:
Loans                                                  7                              21                              22
Investment securities                                 23                              69                              64
                                               ---------                       ---------                       ---------
    Total taxable equivalent
      adjustment                                      30                              90                              86
                                               ---------                       ---------                       ---------

Net interest income                            $  14,954                       $  18,723                       $  14,371
                                               =========                       =========                       =========

(1) Average loans include nonaccrual loans. All loans and deposits are domestic.
(2) Tax equivalent adjustments have been based on an assumed tax rate of 34 percent, and do not give effect to the disallowance for federal income tax purposes of net interest expense related to certain tax-exempt earning assets.

                          RATE/VOLUME VARIANCE ANALYSIS

                            Taxable Equivalent Basis

     The following table shows the change in net interest income from 2003 to 2002 and from 2002 to 2001 due to changes in volumes and rates. (Dollars in thousands)

                                                         Years Ended December 31,
                                                          -----------------------
                                                2003 Compared to 2002     2002 Compared to 2001
                                                ---------------------     ---------------------
                                                   Rate/     Net               Rate/     Net
                                         Volume    Yield    Change   Volume    Yield   Change
                                        --------  -------  --------  -------  -------  -------
Earning assets:
  Loans, net of unearned income         $(3,557)  (6,482)  (10,039)   4,182   (6,081)  (1,899)

Securities:
  Taxable                                   476     (365)      111      644     (501)     143
  Tax exempt                                (75)     (36)     (111)       8        5       13
Time deposits in other banks                 (1)      (1)       (2)      (5)     (14)     (19)
Federal funds sold                         (173)      33      (140)    (430)    (306)    (736)
                                        --------  -------  --------  -------  -------  -------

    Total interest earning assets        (3,330)  (6,851)  (10,181)   4,399   (6,897)  (2,498)
                                        --------  -------  --------  -------  -------  -------

Interest-bearing liabilities:
  Demand deposits                           184     (265)      (81)     289     (654)    (365)
  Savings deposits                         (262)    (357)     (619)     536     (658)    (122)
  Time deposits                          (1,697)  (4,326)   (6,023)     620   (7,168)  (6,548)
  Other short term borrowings                93     (128)      (35)      34        -       34
  Other                                     670     (264)      406      548     (401)     147
                                        --------  -------  --------  -------  -------  -------

    Total interest-bearing liabilities   (1,012)  (5,340)   (6,352)   2,027   (8,881)  (6,854)
                                        --------  -------  --------  -------  -------  -------

Net interest income                     $(2,318)  (1,511)   (3,829)   2,372    1,984    4,356
                                        ========  =======  ========  =======  =======  =======

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

     During 2003, the allowance for loan losses was approximately $14.6 million. This compares to an approximate allowance for loan losses of $27.0 million at the end of 2002 and $6.1 million at the end of 2001. At December 31, 2003 and 2002, the recorded investment in loans that were considered to be impaired was approximately $13,047,000 and $24,354,000, respectively, of which approximately $12,523,000 and $15,794,000, respectively, were on nonaccrual. For the year ended December 31, 2003, the Company recognized approximately $748,000 of interest income on nonaccrual loans. If loans on nonaccrual at December 31, 2003 had performed in accordance with their original terms, the Company would have reported approximately $882,000 in interest income.

     As a result of its ongoing evaluation of the adequacy of the allowance for loan losses, a decline in problem credits and continued recoveries of loans previously charged off, management decided to reduce the allowance for loan losses during 2003. Management considers the allowance for loan losses at December 31, 2003 and December 31, 2002 to be adequate.

     During 2003, the Company sold multifamily and commercial mortgage loans, both performing and non-performing, totaling approximately $13,800,000 to a third party at a net price of 93.7% of the outstanding balance. Under the terms of the purchase agreement, the Company was required to repurchase any non-performing loan for which the first monthly payment was not received by the purchaser. No loans have been repurchased by the Company. In recording this transaction, the allowance allocated to the loans sold was reversed from the allowance for loan losses resulting in a negative provision of approximately $665,000.

     The primary reason for the decrease in the allowance for loan losses during 2003 was the charge-off of approximately $11 million in loans during 2003 as a result of credit quality issues identified during 2002. These charge-offs, coupled with management's aggressive efforts to increase credit quality during 2003, led to the $12.4 million reduction in the allowance for loan losses. Conversely, the large increase in the allowance for loan losses between December 31, 2001 and December 31, 2002 was due to the same credit quality issues discovered in 2002. The allowance was increased by $2 million during the second quarter of 2002, and by an additional $20.9 million by the end of 2002 as the full extent of the asset quality issues were discovered.

     The following table sets forth certain information with respect to our loans, net of unearned income, and the allowance for loan losses for the five years ended December 31, 2003.

                                    SUMMARY OF LOAN LOSS EXPERIENCE

                                                    2003       2002       2001       2000       1999
                                                  ---------  ---------  ---------  ---------  ---------
                                                                   (Dollars in thousands)

Allowance for loan losses at beginning of year    $ 26,991   $  6,074   $  5,065   $  3,036   $  1,402

Loans charged off:
    Commercial, financial and agricultural           4,405      4,274      1,262      1,039         --
    Real Estate - mortgage                           6,076      3,847      1,046         --         --
    Consumer                                           838        704        387        416        195
                                                  ---------  ---------  ---------  ---------  ---------

    Total loans charged off                         11,319      8,825      2,695      1,455        195
                                                  ---------  ---------  ---------  ---------  ---------

Recoveries on loans previously charged off:
    Commercial, financial and agricultural             200        201         33         66         --
    Real Estate - mortgage                             223          3         28         --         --
    Consumer                                           113         69         41         29         21
                                                  ---------  ---------  ---------  ---------  ---------

    Total recoveries                                   536        273        102         95         21
                                                  ---------  ---------  ---------  ---------  ---------

Net loans charged off                               10,783      8,552      2,593      1,360        174

Provision for loan losses                           (1,646)    29,469      3,602      3,389      1,808
                                                  ---------  ---------  ---------  ---------  ---------

Allowance for loan losses at end of period        $ 14,562   $ 26,991   $  6,074   $  5,065   $  3,036
                                                  =========  =========  =========  =========  =========

Loans, net of unearned income, at end of period   $385,887   $523,850   $505,381   $422,135   $244,620

Average loans, net of unearned income,
    outstanding for the period                     455,672    544,079    489,897    333,340    172,418

Ratio of net charge-offs to net average loans         2.37%      1.57%      0.53%      0.41%      0.10%

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

     Management allocated the allowance for loan losses to specific loan classes as follows:

                                                            ALLOCATION OF LOAN LOSS RESERVE

                                                                       December 31
                        --------------------------------------------------------------------------------------------------
                               2003                2002                2001                2000                1999
                        ------------------  ------------------  ------------------  ------------------  ------------------
                                  Percent             Percent             Percent             Percent             Percent
                                 of Loans            of Loans            of Loans            of Loans            of Loans
                                  in Each             in Each             in Each             in Each             in Each
                                 Category            Category            Category            Category            Category
                                 to Total            to Total            to Total            to Total            to Total
                        Amount     Loans    Amount     Loans    Amount     Loans    Amount     Loans    Amount     Loans
                        -------  ---------  -------  ---------  -------  ---------  -------  ---------  -------  ---------
                                                              (Dollars in Thousands)
DOMESTIC LOANS
Commercial, financial
  and agricultural      $ 6,745      46.3%  $ 9,593      24.5%  $ 1,622      26.7%  $ 1,265      25.0%  $   821      27.0%
Real estate               7,661      52.6    16,881      71.8     4,191      69.0     3,552      70.1     2,012      66.3
Consumer                    156       1.1       517       3.7       261       4.3       248       4.9       203       6.7
                        -------  ---------  -------  ---------  -------  ---------  -------  ---------  -------  ---------

                        $14,562     100.0%  $26,991     100.0%  $ 6,074     100.0%  $ 5,065     100.0%  $ 3,036     100.0%
                        =======  =========  =======  =========  =======  =========  =======  =========  =======  =========

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

     We had nonperforming assets at December 31, 2003, of approximately $17,594,000, $29,782,000 as of 2002, $12,415,000 as of 2001, $6,188,000 as of
2000,  and  $1,170,000  as  of  December  31,  1999.

     The following table presents information concerning outstanding balances of nonperforming assets at December 31, 2003, 2002, 2001, 2000 and 1999.

                                               NONPERFORMING ASSETS

                                                                           December 31,
                                                         -----------------------------------------------
                                                           2003      2002      2001     2000      1999
                                                         --------  --------  --------  -------  --------
                                                                      (Dollars in thousands)
Nonaccruing loans . . . . . . . . . . . . . . . . . . .  $12,523   $15,794   $ 4,062   $  617   $    43
Loans past due 90 days or more  . . . . . . . . . . . .      524     8,560     4,125    5,358       914
Restructured loans  . . . . . . . . . . . . . . . . . .       --        --        --       --        --
                                                         --------  --------  --------  -------  --------

    Total nonperforming loans . . . . . . . . . . . . .   13,047    24,354     8,187    5,975       957
Other real estate . . . . . . . . . . . . . . . . . . .    4,547     5,428     4,228      213       213
                                                         --------  --------  --------  -------  --------

    Total . . . . . . . . . . . . . . . . . . . . . . .  $17,594   $29,782   $12,415   $6,188   $ 1,170
                                                         ========  ========  ========  =======  ========

Percentages:
    Loans loss allowance to total nonperforming assets     82.77%    90.63%    48.92%   81.85%   259.49%

Total nonperforming loans to total loans
    (net of unearned interest) . . . . . . . . . . . . .    3.38%     4.65      1.62     1.42      0.39
Total nonperforming assets to total assets . . . . . . .    3.37      5.02      2.18     1.31      0.39

     The above nonperforming loans represent all material credits for which management has serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

NONINTEREST INCOME

     Noninterest income consists of revenues generated from a broad range of financial services and activities including fee-based services and profits and commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of investment portfolio securities are included in noninterest income. One of the Bank's strategies has been to increase non-interest income. The Bank continues to emphasize growth in mortgage origination income and service fees in order to provide additional revenue generation capabilities, however, continued growth in the mortgage origination area may not be possible. Total noninterest income increased by $1,162,000 or 30.4% for the year ended December 31, 2003, as compared to the year 2002. This increase was primarily due to increased mortgage origination fees, as refinancing and home purchases continued at a record pace. Total noninterest income increased by $981,000 or 34.5% for the year ended December 31, 2002, as compared to the year 2001.

     The table below sets forth the components of our noninterest income for the periods indicated.

                                 NONINTEREST INCOME

                                Years Ended December 31,           Percent Change
                              -------------------------------  ----------------------
                                2003       2002       2001     2003/2002   2002/2001
                              ---------  ---------  ---------  ----------  ----------
                                                (Dollars in thousands)
Service charges on deposits   $   1,137      1,018        867      11.69%      17.42%
Mortgage banking income           3,342      2,455      1,918      36.13       28.00
Securities gains                    206        233         24     (11.59)     870.83
Other                               303        119         35     154.62       240.0
                              ---------  ---------  ---------  ----------  ----------

    Total                     $   4,988  $   3,825  $   2,844      30.41%      34.49%
                              =========  =========  =========  ==========  ==========

NONINTEREST EXPENSES

     Noninterest expense to average assets was 3.69% in 2003, 2.49% in 2002 and 1.79% in 2001.

     Noninterest expense increased $4,415,000 or 28.7% from the year 2002 to 2003. Losses on foreclosed real estate increased $953,000 or 1,254% from year 2002 to 2003. Salaries and employee benefits increased $668,000 or

7.96% from year 2002 to 2003. Noninterest expense increased $5,356,000 or 53.4% from the year 2001 to 2002. Salaries and employee benefits increased $2,928,000 or 53.6%. These increases are attributed to the overall growth and expansion of the Company. Due to its growth, the Company recognized the need for increased depth and experience in management and operational control. The Company also needed assistance in responding to the asset and credit quality issues discovered during 2002. During each of 2003 and 2002, the Company hired members of a new management team to assist the Company's growth and to address previous credit quality issues. Also included in salary increases for 2003 and 2002 are normal salary increases and increased health benefit costs.

     Occupancy and equipment expense increased $877,000 or 54.0% from year 2002 to 2003, and $392,000 or 31.9% from the year 2001 to 2002. The increase in 2003 was mainly due to relocating the Company's operations to a new leased facility in Birmingham, Alabama, as well as improvements to existing facilities. Data processing increased due to additions in Company infrastructure to monitor loans and credit quality.

     The table below sets forth our noninterest expenses for the periods indicated.

                                   NONINTEREST EXPENSES

                                       Years Ended December 31,
                                    -------------------------------  2003/2002   2002/2001
                                                                      Percent     Percent
                                      2003       2002       2001       Change      Change
                                    ---------  ---------  ---------  ----------  ----------
                                         (Dollars in thousands)
Salaries and employee benefits      $   9,056  $   8,388  $   5,460       7.96%      53.63%
Occupancy and equipment expense         2,502      1,625      1,233      53.97       31.79
Loss on foreclosed real estate          1,028         76          -   1,252.63           -
Professional fees                       1,734      1,275        583      36.00      118.70
Charge off and collection expense          55        533        139     -89.68      283.45
Loan fees and services                    612        453        303      35.10       49.51
Data processing                           607        421        190      44.18      121.58
Advertising                               592        401        336      47.63       19.35
Supplies                                  382        399        262      -4.26       52.29
Other                                   3,227      1,809      1,517      78.39       19.25
                                    ---------  ---------  ---------  ----------  ----------
Total                               $  19,795  $  15,380  $  10,023      28.71%      53.45%
                                    =========  =========  =========  ==========  ==========

INCOME TAXES

     Income tax expense increased $8,551,000 or 108.4% in 2003. Income tax expense increased due to the Company recording income in 2003, as opposed to the loss recorded in 2002. Income tax expense decreased $9,111,000 or 744.4% to ($7,887,000) for the year-end December 31, 2002. The decrease is the result of the net loss from operations. The effective tax rate as a percentage of pretax income was 37.0% in 2003, 35.4% in 2002 and 34.1% in 2001. There is no current or pending tax legislation of which management is aware that if passed would have any material effect on the consolidated financial statements. For further information concerning the provision for income taxes, refer to Note 9, Income Taxes, of the "Notes to Financial Statements."

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

     As of December 31, 2003, our simulation analysis reflected that our earnings are at greatest risk in a declining interest rate environment.

     The following table below depicts the results of the simulation assuming one and two percent decreases and increases in the prime interest rates in a one-year time horizon.

                               INTEREST RATE RISK

                                                One Year Time Horizon
                                              Estimated Repricing Amounts
                                    ------------------------------------------------
                                       Down         Up          Down         Up
                                    1 Percent    1 percent   2 Percent    2 Percent
                                    ----------  -----------  ----------  -----------
RATE SENSITIVE ASSETS:
  Loans                             $  324,667  $  300,923   $  338,413  $  299,665
  Deposits in banks                        116         116          116         116
  Federal funds sold                       632         632          632         632
  Securities                            35,704      16,765       44,784      15,797
                                    ----------  -----------  ----------  -----------

  TOTAL RATE SENSITIVE ASSETS          361,119     318,436      383,945     316,210
                                    ----------  -----------  ----------  -----------

RATE SENSITIVE LIABILITIES
  Deposits - Demand                    125,822     125,822      125,822     125,822
  Deposits - Time                      175,367     175,367      175,367     175,367
  Other Borrowed Money                  19,308      31,308       19,308      39,308
                                    ----------  -----------  ----------  -----------

  TOTAL RATE SENSITIVE LIABILITIES     320,497     332,497      320,497     340,497
                                    ----------  -----------  ----------  -----------

RATE SENSITIVITY GAP                $   40,622  $  (14,061)  $   63,448  $  (24,287)
                                    ==========  ===========  ==========  ===========

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51" ("FIN 46") which provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in an entity's consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest.
Those characteristics include the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, or the right to receive the expected residual returns of the entity if they occur. FIN 46 will be effective for the Company for financial statements in periods after December 31, 2003.

     Beginning January 1, 2004, the Company will apply the provisions of FIN 46 to its wholly owned subsidiary trust that issued capital securities to third-party investors. The application of FIN 46 will result in the deconsolidation of the wholly owned subsidiary trust. Deconsolidation will not have a significant impact on the operations of the Company, but will result in increases in other assets and trust preferred securities of $310,000 each beginning in the first quarter of 2004.


     Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board and other standard setting entities that do not require adoption until a future date are not expected to have a material impact on the Company's consolidated financial statements upon adoption.

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


              [The remainder of this page intentionally left blank]

             HERITAGE FINANCIAL HOLDING CORPORATION AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                                                                         Page(s)
Report of Independent Certified Public Accountants                         39

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . .   40

Consolidated Balance Sheets

 as of December 31, 2003 and 2002  . . . . . . . . . . . . . . . . . . .   41

Consolidated Statements of Operations

 for the Years Ended December 31, 2003, 2002 and 2001  . . . . . . . . .   42

Consolidated Statements of Changes in Stockholders' Equity

 for the Years Ended December 31, 2003, 2002 and 2001  . . . . . . . . .   43

Consolidated Statements of Comprehensive Income

 for the Years Ended December 31, 2003, 2002 and 2001  . . . . . . . . .   44

Consolidated Statements of Cash Flows

 for the Years Ended December 31, 2003, 2002 and 2001  . . . . . . . . .   45

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .   47

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders
Heritage Financial Holding Corporation and Subsidiaries
Decatur, Alabama


We have audited the accompanying consolidated balance sheet of Heritage Financial Holding Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, changes in shareholders' equity, comprehensive income and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements for the years ended December 31, 2002 and 2001 were audited by other auditors whose report, dated February 25, 2003, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Financial Holding Corporation and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                /s/ PORTER KEADLE MOORE, LLP


Atlanta, Georgia
February 6, 2004, except for note 12 as to which the date is March 9, 2004

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Heritage Financial Holding Corporation
Decatur, Alabama


We have audited the accompanying consolidated balance sheet of Heritage Financial Holding Corporation (a Delaware corporation) and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, changes in shareholders' equity, comprehensive income and cash flows for each of the two years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Financial Holding Corporation and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31,2002, in conformity with accounting principles generally accepted in the United States of America.


                               /S/ Schauer Taylor Cox Vise Morgan & Fowler, P.C.


Birmingham, Alabama
February 25, 2003

                             HERITAGE FINANCIAL HOLDING CORPORATION
                                        AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS

                                   DECEMBER 31, 2003 AND 2002

                                             Assets
                                             ------

                                                                         2003           2002
                                                                     -------------  ------------
Cash and due from banks, including reserve requirements
    of $7,267,000 and $3,467,000                                     $  8,663,330     4,759,310
Interest-bearing deposits with other banks                                115,551        97,707
Federal funds sold                                                        632,000    14,681,498
                                                                     -------------  ------------

        Cash and cash equivalents                                       9,410,881    19,538,515

Investment securities available-for-sale                               99,037,992    35,125,841
Other investments                                                       2,897,061     1,635,961
Mortgage loans held-for-sale                                            5,995,929    12,343,440
Loans, net                                                            371,324,621   496,858,908
Premises and equipment, net                                             7,223,966     7,105,706
Accrued interest receivable                                             2,391,861     3,404,344
Cash surrender value of life insurance                                 11,015,000             -
Foreclosed real estate                                                  4,546,740     5,428,047
Other assets                                                            8,581,753    11,501,035
                                                                     -------------  ------------

                                                                     $522,425,804   592,941,797
                                                                     =============  ============

                               Liabilities and Shareholders' Equity
                               ------------------------------------

Deposits:
    Noninterest-bearing                                              $ 28,141,627    21,961,197
    Interest-bearing                                                  387,473,302   503,669,662
                                                                     -------------  ------------

        Total deposits                                                415,614,929   525,630,859

Federal funds purchased                                                   406,073             -
Note payable                                                            7,480,000     6,650,000
Federal Home Loan Bank advances                                        56,422,156    23,000,000
Trust preferred securities                                             10,000,000    10,000,000
Accrued interest payable                                                1,899,628     3,288,749
Other liabilities                                                         497,626       669,143
                                                                     -------------  ------------

        Total liabilities                                             492,320,412   569,238,751
                                                                     -------------  ------------

Commitments and contingencies

Shareholders' equity:
    Preferred stock, par value $0.01; authorized 10,000,000 shares;
        no shares issued and outstanding                                        -             -
    Common stock, par value $0.01; authorized 40,000,000 shares;
        10,510,791 and 8,821,144 shares issued and outstanding            105,108        88,211
    Additional paid-in capital                                         37,322,707    32,234,654
    Accumulated deficit                                                (7,548,144)   (8,676,524)
    Accumulated other comprehensive income                                225,721        56,705
                                                                     -------------  ------------

        Total shareholders' equity                                     30,105,392    23,703,046
                                                                     -------------  ------------

                                                                     $522,425,804   592,941,797
                                                                     =============  ============

See accompanying notes to consolidated financial statements.

                                      HERITAGE FINANCIAL HOLDING CORPORATION
                                                 AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                               FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                                                           2003             2002         2001
                                                                     -----------------  ------------  -----------
Interest income:
    Interest and fees on loans                                       $     28,377,963    38,402,218   40,300,281
    Interest and dividends on securities:
        Taxable                                                             1,651,624     1,603,251    1,460,386
        Tax-exempt                                                             68,242       133,119      124,585
    Interest on federal funds sold                                            180,301       320,016    1,055,690
    Other                                                                      65,041         6,264       24,905
                                                                     -----------------  ------------  -----------

        Total interest income                                              30,343,171    40,464,868   42,965,847
                                                                     -----------------  ------------  -----------

Interest expense:
    Deposits                                                               12,993,846    19,716,658   26,751,607
    Federal Home Loan Bank advances                                         1,088,025       977,348      962,690
    Other                                                                   1,306,916     1,047,729      880,222
                                                                     -----------------  ------------  -----------

        Total interest expense                                             15,388,787    21,741,735   28,594,519
                                                                     -----------------  ------------  -----------

        Net interest income                                                14,954,384    18,723,133   14,371,328

Provision for loan losses                                                  (1,645,878)   29,468,734    3,602,047
                                                                     -----------------  ------------  -----------

        Net interest income (loss) after provision for loan losses         16,600,262   (10,745,601)  10,769,281
                                                                     -----------------  ------------  -----------

Other income:
    Service charges                                                         1,137,434     1,018,421      867,323
    Gain on sales of securities, net                                          205,801       233,372       23,926
    Mortgage banking income                                                 3,341,481     2,454,626    1,917,456
    Miscellaneous                                                             302,734       118,864       35,197
                                                                     -----------------  ------------  -----------

        Total other income                                                  4,987,450     3,825,283    2,843,902
                                                                     -----------------  ------------  -----------

Other expenses:
    Salaries and employee benefits                                          9,056,110     8,388,132    5,460,426
    Occupancy                                                               2,501,840     1,625,162    1,232,525
    Losses on foreclosed real estate                                        1,028,550        76,035            -
    Other operating                                                         7,208,602     5,290,357    3,330,345
                                                                     -----------------  ------------  -----------

        Total other expenses                                               19,795,102    15,379,686   10,023,296
                                                                     -----------------  ------------  -----------

        Earnings (loss) before income taxes                                 1,792,610   (22,300,004)   3,589,887

Income tax (expense) benefit                                                 (664,230)    7,887,221   (1,223,966)
                                                                     -----------------  ------------  -----------

        Net earnings (loss)                                          $      1,128,380   (14,412,783)   2,365,921
                                                                     =================  ============  ===========

        Basic earnings (loss) per share                              $           0.11         (1.65)        0.28
                                                                     =================  ============  ===========
        Diluted earnings (loss) per share                            $           0.11         (1.65)        0.23
                                                                     =================  ============  ===========

See accompanying notes to consolidated financial statements.

                                       HERITAGE FINANCIAL HOLDING CORPORATION
                                                  AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                           Retained      Accumulated
                                                            Additional     Earnings         Other
                                      Common       Stock      Paid-in    (Accumulated   Comprehensive
                                      Shares      Amount      Capital      Deficit)     Income (Loss)      Total
                                    -----------  ---------  -----------  -------------  --------------  ------------

Balance, December 31, 2000           8,475,822   $ 84,758   30,203,113      3,370,338        (158,907)   33,499,302

Exercise of stock options               36,000        360       86,850              -               -        87,210
Issuance of shares under employee
     stock purchase plan                 3,325         33       31,412              -               -        31,445
Issuance of compensatory options             -          -       37,843              -               -        37,843
Change in accumulated other
    comprehensive income (loss),
    net of tax                               -          -            -              -         102,159       102,159
Net earnings                                 -          -            -      2,365,921               -     2,365,921
                                    -----------  ---------  -----------  -------------  --------------  ------------

Balance, December 31, 2001           8,515,147     85,151   30,359,218      5,736,259         (56,748)   36,123,880

Exercise of stock options              303,700      3,037       20,534              -               -        23,571
Issuance of shares under employee
    stock purchase plan                  2,297         23       25,171              -               -        25,194
Tax benefit of nonqualified
    stock options                            -          -      702,817              -               -       702,817
Issuance of compensatory options             -          -    1,126,914              -               -     1,126,914
Change in accumulated other
    comprehensive income (loss),
    net of tax                               -          -            -              -         113,453       113,453
Net loss                                     -          -            -    (14,412,783)              -   (14,412,783)
                                    -----------  ---------  -----------  -------------  --------------  ------------

Balance, December 31, 2002           8,821,144     88,211   32,234,654     (8,676,524)         56,705    23,703,046

Issuance of common stock               693,035      6,930    2,287,678              -               -     2,294,608
Exercise of stock options            1,140,430     11,404    3,762,691              -               -     3,774,095
Retirement of common stock
    related to exercise of options    (146,968)    (1,469)    (971,227)             -               -      (972,696)
Issuance of common stock under
    employee stock purchase plan         3,150         32        8,911              -               -         8,943
Change in accumulated other
    comprehensive income (loss),
    net of tax                               -          -            -              -         169,016       169,016
Net earnings                                 -          -            -      1,128,380               -     1,128,380
                                    -----------  ---------  -----------  -------------  --------------  ------------

Balance, December 31, 2003          10,510,791   $105,108   37,322,707     (7,548,144)        225,721    30,105,392
                                    ===========  =========  ===========  =============  ==============  ============

See accompanying notes to consolidated financial statements.

                                   HERITAGE FINANCIAL HOLDING CORPORATION
                                              AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                            FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                                                         2003           2002         2001
                                                                    --------------  ------------  ----------
Net earnings (loss)                                                 $   1,128,380   (14,412,783)  2,365,921
                                                                    --------------  ------------  ----------
Other comprehensive income:
    Unrealized holding gains on securities available-for-sale             453,294       422,461     194,189
    Reclassification adjustment for gains on sales
        of securities available-for-sale                                 (205,801)     (233,372)    (23,926)
                                                                    --------------  ------------  ----------

            Total other comprehensive income, before income taxes         247,493       189,089     170,263
                                                                    --------------  ------------  ----------

Income tax expense related to other comprehensive income:
    Unrealized holding gains on securities available-for-sale             148,449       168,984      77,676
    Reclassification adjustment for gains on sales of
        securities available-for-sale                                     (69,972)      (93,348)     (9,572)
                                                                    --------------  ------------  ----------

                Total income tax expense related to other
                    comprehensive income                                   78,477        75,636      68,104
                                                                    --------------  ------------  ----------

                Total other comprehensive income, net of tax              169,016       113,453     102,159
                                                                    --------------  ------------  ----------

                Comprehensive income (loss)                         $   1,297,396   (14,299,330)  2,468,080
                                                                    ==============  ============  ==========

See accompanying notes to consolidated financial statements.

                                     HERITAGE FINANCIAL HOLDING CORPORATION
                                                AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                         2003            2002           2001
                                                                    ---------------  -------------  ------------
Cash flows from operating activities:
  Net earnings (loss)                                               $    1,128,380    (14,412,783)    2,365,921
  Adjustments to reconcile net earnings (loss) to net
    cash provided (used) by operating activities:
      Depreciation, amortization and accretion                           1,636,918        790,839       437,999
      Provision for loan losses                                         (1,645,878)    29,468,734     3,602,047
      Deferred income tax expense (benefit)                              2,194,873     (6,700,257)     (264,948)
      Gains on sale of securities, net                                    (205,801)      (261,671)      (23,926)
      (Gain) loss on sale of premises and equipment                         (9,440)         2,250         1,786
      Compensatory options                                                       -      1,126,914        37,843
      Losses on foreclosed real estate                                   1,028,550        249,491        23,926
      Change in:
        Accrued interest receivable and other assets                     1,643,415     (1,363,330)      334,876
        Accrued interest payable and other liabilities                  (1,560,638)      (915,766)       52,267
        Mortgage loans held-for-sale                                     6,347,511        204,882   (12,548,322)
        Other, net                                                               -          7,381      (154,965)
                                                                    ---------------  -------------  ------------

                Net cash provided (used) by operating activities        10,557,890      8,196,684    (6,135,496)
                                                                    ---------------  -------------  ------------
Cash flows from investing activities:
  Purchases of investment securities available-for-sale               (162,950,031)  (101,267,892)  (18,774,196)
  Proceeds from calls and maturities of investment securities
    available-for-sale                                                  82,579,687     55,317,503    19,399,714
  Proceeds from sales of investment securities available-for-sale       16,508,898     35,340,361       520,493
  Purchases of other investments                                        (1,261,100)             -             -
  Net change in loans                                                  116,221,233    (31,020,203)  (89,959,157)
  Purchases of premises and equipment                                   (1,421,475)    (1,343,238)   (1,287,676)
  Proceeds from sale of premises and equipment                              78,326         44,315         7,665
  Purchase of bank owned life insurance                                (11,000,000)             -             -
  Proceeds from sales of other real estate                              10,811,689      2,549,330       106,250
                                                                    ---------------  -------------  ------------

                Net cash provided (used) by investing activities        49,567,227    (40,379,824)  (89,986,907)
                                                                    ---------------  -------------  ------------

Cash flows from financing activities:
  Net change in deposits                                              (110,015,930)    21,321,121    83,065,500
  Net change in Federal funds purchased                                    406,073              -             -
  Proceeds from note payable                                               830,000      6,650,000             -
  Proceeds from FHLB borrowings                                         33,422,156     10,000,000     1,000,000
  Proceeds from issuance of stock                                        2,303,551         25,195        31,445
  Issuance of trust preferred securities                                         -              -    10,000,000
  Proceeds from exercise of stock options                                2,801,399         23,571        87,210
                                                                    ---------------  -------------  ------------

                Net cash provided (used) by financing activities       (70,252,751)    38,019,887    94,184,155
                                                                    ---------------  -------------  ------------
Net change in cash and cash equivalents                                (10,127,634)     5,836,747    (1,938,248)
Cash and cash equivalents at beginning of year                          19,538,515     13,701,768    15,640,016
                                                                    ---------------  -------------  ------------
Cash and cash equivalents at end of year                            $    9,410,881     19,538,515    13,701,768
                                                                    ===============  =============  ============

                             HERITAGE FINANCIAL HOLDING CORPORATION
                                        AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                      FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                2003         2002        2001
                                                            ------------  ----------  ----------
Supplemental disclosures of cash flow information:
   Cash paid (refunded) during the year for:
    Interest                                                $16,777,908   22,657,501  28,542,252
    Income taxes                                            $  (682,526)     645,436   1,670,781

Noncash investing and financing activities:
  Change in other comprehensive income, net of tax          $   169,016      113,453     102,159
  Transfer of loans to other real estate and repossessions  $13,266,567    5,029,426   4,920,288

See accompanying notes to consolidated financial statements.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Organization  and  Basis  of  Presentation
     ------------------------------------------
     Heritage Financial Holding Corporation (the "Company") is a bank holding company whose business is conducted by its wholly-owned Subsidiaries:
     Heritage Bank (the "Bank") and Heritage Financial Statutory Trust I ("Heritage Trust"), created by the Company for the purpose of issuing trust preferred securities. The consolidated financial statements include the accounts of the Company, the Bank and Heritage Trust. All significant intercompany balances and transactions have been eliminated in consolidation.

     As a bank holding company, the Company is subject to regulation by the Federal Reserve Bank. The Bank is primarily regulated by the State of Alabama State Banking Department and the Federal Deposit Insurance Corporation and undergoes periodic examinations by these regulatory agencies. The Bank, whose main offices are in Birmingham and Decatur, Alabama, provides a full range of commercial and consumer banking services primarily in Morgan, Madison and Jefferson counties in north and central Alabama.

     During 2002, management of the Company identified significant operational and asset quality deficiencies at the Bank as the result of its own investigation and examinations performed by certain bank regulatory agencies. The results of the examinations by regulatory authorities are confidential. The asset quality deficiencies resulted in material increases to the Bank's allowance for loan losses, and correspondingly material reductions in the capital levels of the Company and the Bank. In concert with the regulators, the Board of Directors and management of the Company and the Bank have identified specific corrective steps and actions to address capital deficiencies, improve asset quality, and enhance operational controls and procedures. The Bank, without the prior written approval of its regulators, may not declare or pay any cash dividends. In addition, the Bank has determined to hire and retain certain personnel who have been given specific written authority by the Board of Directors to implement sound lending, recordkeeping and accounting practices. The Bank also has taken steps to develop an educational program for board members and to create a written review of the Bank's staffing requirements. The Board of Directors of the Company intends to cause management of the Company and the Bank to take steps to attain and maintain a Tier 1 leverage ratio of 8 percent and maintain other capital ratios so as to be "well-capitalized" as defined by the FDIC. Should the Tier 1 leverage ratio fail to meet the specified Tier 1 leverage ratio of 8 percent or subsequently fall below such level, the Bank must notify the regulatory authorities and take steps to increase capital sufficient to meet the required ratios within 30 days. Management believes that the Bank is generally in compliance with the corrective steps identified above. Failure to accomplish these objectives could subject the Company and the Bank to onerous regulatory actions.

     The accounting principles followed by the Company, and the methods of applying these principles, conform with accounting principles generally accepted in the United States of America ("GAAP") and with general practices in the banking industry. In preparing the financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheet and revenue and expenses for the years then ended. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.

     Cash  and  Cash  Equivalents
     ----------------------------
     Cash and due from banks and federal funds sold are considered cash and cash equivalents for cash flow reporting purposes. Generally, federal funds are sold for one-day periods.

     Investment  Securities
     ----------------------
     The Company classifies its securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for sale in the near term. Held-to-maturity securities are those securities for which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. At December 31, 2003 and 2002, the Company had classified all of its investment securities as available-for-sale.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
     Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of shareholders' equity until realized.

     Investment  Securities,  continued
     ----------------------------------
     A decline in the market value of any available-for-sale investment below cost that is deemed other than temporary is charged to earnings and establishes a new cost basis for the security.

     Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to the yield. Realized gains and losses for securities classified as available-for-sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

     Other  Investments
     ------------------
     Other investments include equity securities with no readily determinable fair value. These investments are carried at cost and include Federal Home Loan Bank ("FHLB") stock and Community Financial Services stock.

     Mortgage  Loans  Held-for-sale
     ------------------------------
     Mortgage loans held-for-sale are carried at the lower of aggregate cost or market value. At December 31, 2003 and 2002, the cost of mortgage loans held-for-sale approximates the market value.

     Loans  and  Allowance  for  Loan  Losses
     ----------------------------------------
     Loans are stated at the principal amount outstanding, net of the allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.

     The accrual of interest is discontinued on a loan when a loan becomes 90 days past due and is not both well collateralized and in the process of collection, or when management believes, after considering economic and business conditions and collection efforts, that the principal or interest will not be collectible in the normal course of business. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is charged against interest income on loans. Generally, payments received on nonaccrual loans are applied to principal.

     A loan is impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan will not be collected. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.

     The allowance for loan losses is established through a provision for loan losses charged to earnings. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance represents an amount, which, in management's judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible.

     Management's judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality, and review of specific problem loans. In determining the adequacy of the allowance for loan losses, management uses a loan grading system that rates individual loans into risk classifications. These risk categories are assigned allocations of loss based on management's estimate of potential loss which is generally based on an analysis of historical loss experience, current economic conditions, performance trends, and discounted collateral deficiencies. The combination of these results is compared monthly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses. Management has an internal loan review department that is independent of the lending function to challenge and corroborate the loan grading system and provide additional analysis in determining the adequacy of the allowance for loan losses.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
     Management believes the allowance for loan losses is adequate at December 31, 2003 and 2002. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different than those of management.

     Mortgage  Banking  Activities
     -----------------------------
     Mortgage banking income represents net gains from the sale of mortgage loans and fees received from borrowers and loan investors related to the Company's origination of single-family residential mortgage loans.

     Premises  and  Equipment
     ------------------------
     Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is reflected in earnings for the period. The cost of maintenance and repairs which do not improve or extend the useful life of the respective asset is charged to earnings as incurred, whereas significant renewals and improvements are capitalized. The range of estimated useful lives for buildings and improvements is 10 to 40 years, and for furniture and equipment, 3 to 10 years. Leasehold improvements are depreciated over the remaining lease term, or the estimated useful life of the improvement, whichever is shorter (ranging from 5 to 15 years).

     Foreclosed  Real  Estate
     ------------------------
     Foreclosed real estate includes real estate received in full or partial satisfaction of a loan. Foreclosed assets are reported at the lower of carrying amount of the related loan or net realizable value.

     Income  Taxes
     -------------
     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Additionally, the recognition of future tax benefits, such as net operating loss carryforwards, is required to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

     In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company's assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

     Advertising  Costs
     ------------------
     The Company's policy is to expense advertising costs as incurred. Advertising expense for the years ended December 31, 2003, 2002 and 2001 amounted to approximately $542,000, $401,000 and $336,000, respectively.

     Accumulated  Other  Comprehensive  Income
     -----------------------------------------
     At December 31, 2003 and 2002, accumulated other comprehensive income consisted of the net of tax effects of net unrealized gains on securities available-for-sale of $225,721 and $56,705, respectively.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     Stock-Based  Compensation
     -------------------------
     The Company's stock-based compensation plans described in note 13 are accounted for based on the intrinsic value method set forth in Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for employee stock options is not recognized if the exercise price of the option equals or exceeds the fair value of the stock on the date of grant. Compensation expense for restricted share awards is ratably recognized over the period of service, usually the restricted period, based on the fair value of the stock on the date of grant. Had compensation costs been determined based upon the fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123, the Company's net earnings (loss) and earnings (loss) per common share would have reflected the pro forma amounts below. For disclosure purposes, the Company immediately recognized the expense associated with the option grants assuming that all awards vest upon grant.

                                                                           December 31,
                                                               ------------------------------------
                                                                  2003          2002         2001
                                                               -----------  ------------  ----------
          Net earnings (loss) as reported                      $1,128,380   (14,412,783)  2,365,921
          Deduct: Total stock-based employee compensation
            expense determined under fair-value based method
            for all awards                                       (270,907)     (116,621)   (563,962)
                                                               -----------  ------------  ----------
          Pro forma net earnings (loss)                        $  857,473   (14,529,404)  1,801,959
                                                               ===========  ============  ==========

          Basic earnings (loss) per share:
            As reported                                        $     0.11         (1.65)       0.28
                                                               ===========  ============  ==========
            Pro forma                                          $     0.09         (1.67)       0.21
                                                               ===========  ============  ==========

          Diluted earnings (loss) per share:
            As reported                                        $     0.11         (1.65)       0.23
                                                               ===========  ============  ==========
            Pro forma                                          $     0.08         (1.67)       0.17
                                                               ===========  ============  ==========

     Stock-Based  Compensation
     -------------------------
     The weighted average grant-date fair value of options granted in 2003, 2002 and 2001 was $0.89, $1.52, and $3.43, respectively. The fair value of options granted in 2003 is estimated on the date of grant using the Minimum Value options-pricing model with a risk-free interest rate of 4%, a dividend yield of 0% and an expected life of eight years. The fair value of each option granted in 2002 and 2001 is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2002 and 2001, respectively - dividend yield of 0% and 0%, respectively; risk free interest rate of 4% and 5%, respectively; expected volatility of .26 and .217, respectively;
     and  an  expected  life  of  one  year  and  five  years,  respectively.

     Net  Earnings  Per  Share
     -------------------------
     Net earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares. For 2002, basic earnings per share is calculated based on weighted average shares outstanding of 8,717,303 and the potential effect of outstanding options would be antidilutive and therefore is not presented. The reconciliations of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the years ended December 31, 2003 and 2001 are as follows:

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     Net Earnings Per Share, continued
     ---------------------------------

                                                Net        Common     Per Share
                                              Earnings     Shares      Amount
                                             ----------  ----------  -----------
       FOR THE YEAR ENDED DECEMBER 31, 2003
       Basic earnings per share              $1,128,380  10,048,167  $     0.11
       Effect of dilutive securities:
           Stock options                              -     110,257           -
                                             ----------  ----------  -----------

       Diluted earnings per share            $1,128,380  10,158,424  $     0.11
                                             ==========  ==========  ===========

       FOR THE YEAR ENDED DECEMBER 31, 2001
       Basic earnings per share              $2,365,921   8,484,624  $     0.28
       Effect of dilutive securities:
           Stock options                              -   2,002,342       (0.05)
                                             ----------  ----------  -----------

       Diluted earnings per share            $2,365,921  10,486,966  $     0.23
                                             ==========  ==========  ===========

     At  December  31,  2003  and  2002,  a  total  of  3,000  and  3,239,016, respectively, potential common shares related to stock options were not included in the computation of diluted earnings per share because they would have been antidilutive.

     Recent  Accounting  Pronouncements
     ----------------------------------
     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51" ("FIN 46") which provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in an entity's consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, or the right to receive the expected residual returns of the entity if they occur. FIN 46 will be effective for the Company for financial statements in periods after December 31, 2003.

     Beginning January 1, 2004, the Company will apply the provisions of FIN 46 to its wholly owned subsidiary trust that issued capital securities to third-party investors. The application of FIN 46 will result in the deconsolidation of the wholly owned subsidiary trust. Deconsolidation will not have a significant impact on the operations of the Company, but will result in increases in other assets and trust preferred securities of $310,000 each beginning in the first quarter of 2004.

     Reclassifications
     -----------------
     Reclassifications of certain amounts in the 2002 and 2001 financial statements have been made to conform with the financial statement presentation for 2003. The reclassifications had no effect on net earnings or shareholders' equity as previously reported.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)  INVESTMENT SECURITIES
     Investment securities available-for-sale at December 31, 2003 and 2002 are as follows:

                                                        December 31, 2003
                                         -----------------------------------------------
                                                        Gross       Gross     Estimated
                                          Amortized   Unrealized  Unrealized     Fair
                                            Cost        Gains       Losses      Value
                                         -----------  ----------  ----------  ----------
       U. S. government agencies         $30,489,233     130,797      26,740  30,593,290
       Mortgage-backed securities         61,443,132     237,116      40,382  61,639,866
       State and political subdivisions    1,294,011      41,928           -   1,335,939
       Corporate debt                      5,469,615           -         718   5,468,897
                                         -----------  ----------  ----------  ----------

                                         $98,695,991     409,841      67,840  99,037,992
                                         ===========  ==========  ==========  ==========

                                                        December 31, 2002
                                         -----------------------------------------------
                                                        Gross       Gross     Estimated
                                          Amortized   Unrealized  Unrealized     Fair
                                            Cost        Gains       Losses      Value
                                         -----------  ----------  ----------  ----------

       Mortgage-backed securities        $22,832,366     375,515           -  23,207,881
       State and political subdivisions    1,294,471      39,543       4,433   1,329,581
       Corporate debt                     10,904,495           -     316,116  10,588,379
                                         -----------  ----------  ----------  ----------

                                         $35,031,332     415,058     320,549  35,125,841
                                         ===========  ==========  ==========  ==========

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)  INVESTMENT SECURITIES, CONTINUED

     Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2003 are summarized as follows:

                                   Less than 12 Months     12 Months or More             Total
                                 -----------------------  ---------------------  ----------------------
                                    Fair      Unrealized    Fair     Unrealized     Fair     Unrealized
                                    Value       Losses      Value      Losses      Value       Losses
                                 -----------  ----------  ---------  ----------  ----------  ----------
     U. S. government agencies   $ 7,257,190      26,740          -           -   7,257,190      26,740
     Mortgage-backed securities    6,477,646      40,382                          6,477,646      40,382
     Corporate debt                5,468,897         718          -           -   5,468,897         718
                                 -----------  ----------  ---------  ----------  ----------  ----------

                                 $19,203,733      67,840          -           -  19,203,733      67,840
                                 ===========  ==========  =========  ==========  ==========  ==========

     At December 31, 2003, unrealized losses in the investment securities portfolio related to debt securities totaled $67,840. The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary. These unrealized losses are considered temporary because of acceptable investment grades on each security and the repayment sources of principal and interest are largely government backed.

     The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                          Amortized   Estimated
                                                            Cost      Fair Value
                                                         -----------  ----------
     Due from one to five years                          $30,489,233  30,593,290
     Due from five to ten years                              185,000     185,844
     Due after ten years                                   6,578,626   6,618,992
     Mortgage-backed securities                           61,443,132  61,639,866
                                                         -----------  ----------

                                                         $98,695,991  99,037,992
                                                         ===========  ==========

     Proceeds from sales of securities available-for-sale during 2003, 2002 and 2001 were $16,508,898, $35,340,361 and $520,493, respectively. Gross gains of  $229,551,  $350,233  and $23,926 for 2003, 2002 and 2001, respectively, along with gross losses of $23,750 and $116,861 for 2003 and 2002, respectively, were realized on those sales. There were no losses on sales of securities available-for-sale in 2001.

     Securities with a carrying value of approximately $26,976,000 and $20,873,000 at December 31, 2003 and 2002, respectively, were pledged to secure public deposits and for other purposes as required by law.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)  LOANS
     Major classifications of loans at December 31, 2003 and 2002 are summarized as follows:

                                                           2003         2002
                                                       ------------  -----------
       Commercial                                      $116,202,517  132,236,338
       Real estate - mortgage                           230,626,217  311,508,055
       Real estate - construction                        26,583,296   60,205,855
       Consumer                                          12,474,874   19,899,254
                                                       ------------  -----------
             Total loans                                385,886,904  523,849,502
       Less: allowance for loan losses                   14,562,283   26,990,594
                                                       ------------  -----------

                                                       $371,324,621  496,858,908
                                                       ============  ===========

     The Company grants loans and extensions of credit primarily within the northern and central region of Alabama, which encompasses Morgan, Madison, and Jefferson counties. Although the Bank has a diversified loan portfolio, a substantial portion of the portfolio is collateralized by improved and unimproved real estate which is dependent upon the real estate market.

     At December 31, 2003 and 2002, the recorded investment in loans that were considered to be impaired was approximately $13,047,000 and $24,354,000, respectively, of which approximately $12,523,000 and $15,794,000, respectively, were on non-accural status. The Company had approximately $524,000 and $8,560,000 in loans past due more than ninety days and still accruing interest at December 31, 2003 and 2002, respectively. The related allowance for loan losses on impaired loans was approximately $4,229,000 and $2,991,000 at December 31, 2003 and 2002, respectively. The average recorded investment in impaired loans for the years ended December 31, 2003 and 2002 was approximately $13,309,000 and $10,324,000, respectively. For the years ended December 31, 2003, 2002 and 2001, the Company recognized approximately $748,000, $561,000 and $519,000, respectively, of interest income on impaired loans for cash payments received in excess of principal amounts due.

     Changes in the allowance for loan losses were as follows:

                                                       2003          2002         2001
                                                   -------------  -----------  -----------
     Balance at beginning of year                  $ 26,990,594    6,074,230    5,064,889
     Amounts charged off                            (11,318,747)  (8,825,046)  (2,695,237)
     Recoveries on amounts previously charged off       536,314      272,676      102,531
     Provision for loan losses                       (1,645,878)  29,468,734    3,602,047
                                                   -------------  -----------  -----------
     Balance at end of year                        $ 14,562,283   26,990,594    6,074,230
                                                   =============  ===========  ===========

     As a result of its ongoing evaluation of the adequacy of the allowance for loan losses, a decline in problem credits and continued recoveries of loans previously charged off, management decided to reduce the allowance for loan losses during 2003.

     During 2003, the Company sold multifamily and commercial mortgage loans, both performing and non-performing, totaling approximately $13,800,000 to a third party at a net price of 93.7% of the outstanding balance. Under the terms of the purchase agreement, the Company was required to repurchase any non-performing loan for which the first monthly payment was not received by the purchaser. No loans have been repurchased by the Company. In recording this transaction, the allowance allocated to the loans sold was reversed from the allowance for loan losses resulting in a negative provision of approximately $665,000.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)  PREMISES AND EQUIPMENT
     Major  classifications of premises and equipment are summarized as follows:

                                                             2003        2002
                                                         ------------  ---------

          Land                                           $  1,147,055  1,152,443
          Leasehold improvements                            2,376,156  1,761,777
          Buildings and improvements                        1,621,299  1,565,225
          Furniture and equipment                           5,067,916  4,116,105
                                                         ------------  ---------
                                                           10,212,426  8,595,550
          Less accumulated depreciation                     2,988,460  1,804,581
                                                         ------------  ---------
                                                            7,223,966  6,790,969
          Construction in progress                                  -    314,737
                                                         ------------  ---------
                                                         $  7,223,966  7,105,706
                                                         ============  =========

     Depreciation expense was approximately $1,241,000, $598,000 and $437,000, for the years ended December 31, 2003, 2002 and 2001, respectively.

(5)  TIME  DEPOSITS
     The aggregate amount of time deposit accounts with a minimum denomination of $100,000 was $94,370,000 and $146,208,880 at December 31, 2003 and 2002,
     respectively.

     At December 31, 2003, the scheduled maturities of time deposits are as follows:

       2004                          $175,069,441
       2005                            52,935,099
       2006                            15,636,631
       2007                             8,745,778
       2008                             9,343,240
                                     ------------
                                     $261,730,189
                                     ============

     At December 31, 2003 and 2002, the Company had approximately $5,168,000 and $25,100,000, respectively, in time deposits purchased through third party brokers. The weighted average cost of these deposits during 2003 and 2002 was 4.03% and 3.62%, respectively. These deposits have various maturity dates and are included in the schedule above.

(6)  NOTE PAYABLE
     On October 30, 2002, the Company entered into a line of credit agreement with a commercial bank, whereby the Company can borrow up to $7,500,000 bearing interest at LIBOR plus 2.5%. The note matures on March 1, 2004 and is secured by the stock of the Bank and guaranteed by the Board of Directors of the Company. The loan agreement contains certain restrictive covenants that the Company is either in compliance with or has requested waivers for violations. At December 31, 2003 and 2002, the Company had $7,480,000 and $6,650,000, respectively, outstanding under this line of credit agreement.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)  FEDERAL HOME LOAN BANK ADVANCES
     The Bank has advances from the FHLB with monthly interest payments at various maturity dates and interest rates ranging from 1.15% to 4.97% at December 31, 2003. The FHLB advances are collateralized by a blanket assignment on all residential first mortgage loans and selected investment securities.

     Advances from the FHLB outstanding at December 31, 2003 and 2002 consist of the following:

                                                                           OUTSTANDING  DECEMBER 31,
                                                                          --------------------------
       Maturity Date            Conversion Date         Rate   Rate Type      2003          2002
       -----------------  ----------------------------  -----  ---------  ------------  ------------
       March 29, 2004     N/A                           1.15%  Variable   $ 10,422,156             -
       February 9, 2011   February 9, 2004 and every
                            three months thereafter     4.97%  Fixed         5,000,000     5,000,000
       February 23, 2011  May 23, 2001 and every three
                               months thereafter        4.16%  Fixed         8,000,000     8,000,000
       January 17, 2012   January 17,2005 and every
                            three months thereafter     3.85%  Fixed        10,000,000    10,000,000
       October 20, 2004   N/A                           1.72%  Fixed         1,000,000             -
       October 20, 2005   N/A                           2.42%  Fixed         1,500,000             -
       October 20, 2006   N/A                           2.99%  Fixed         2,000,000             -
       October 22, 2007   N/A                           3.62%  Fixed         2,000,000             -
       April 20, 2005     N/A                           2.07%  Fixed         1,500,000             -
       November 22, 2010  November 22, 2004 and every                                              -
                          three months thereafter       3.45%  Fixed         3,000,000             -
       November 24, 2008  November 22, 2004 and every                                              -
                          three months thereafter       3.12%  Fixed         5,000,000             -
       May 24, 2005       N/A                           2.06%  Fixed         2,000,000             -
       November 24, 2006  N/A                           2.99%  Fixed         3,000,000             -
       November 25, 2005  N/A                           2.37%  Fixed         2,000,000             -
                                                                          ------------  ------------

                                                                          $ 56,422,156    23,000,000
                                                                          ============  ============

     The FHLB has the option to convert $31,000,000 of the total advances outstanding into three month LIBOR-based floating rate advances. If the FHLB elects to convert the advances, the Bank may terminate the transaction without payment of a prepayment fee.

     The Bank is required to purchase and hold certain amounts of FHLB stock in order to obtain FHLB borrowings. No ready market exists for the FHLB stock, and it has no quoted market value. The stock is redeemable at $100 per share subject to certain limitations set by the FHLB. At December 31, 2003 and 2002 the Bank owned FHLB stock amounting to $ 2,821,200 and $1,560,100, respectively, which is pledged as collateral for outstanding advances.

     (8)  TRUST PREFERRED SECURITIES
     In February 2001 the Company formed a wholly-owned Connecticut statutory trust, Heritage Trust, which issued $10 million of trust preferred securities that qualify as Tier I capital under Federal Reserve Board guidelines. The Company owns all of the common securities of Heritage Trust. The proceeds from the issuance of the common securities and the trust preferred securities were used by Heritage Trust to purchase $10.3 million of junior subordinated debentures of the Company, which pay interest at 10.20%. The proceeds received by the Company from the sale of the junior subordinated debentures were used for general purposes, primarily to provide capital to the Bank.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)  TRUST  PREFERRED  SECURITIES,  CONTINUED
     Under the terms of the indenture, the Company may elect to defer payments of interest on the junior subordinated debentures for up to ten semiannual payment periods. For the duration of such deferral period, the Company is restricted from paying dividends to shareholders and from paying debt that is junior to the debentures. The Company anticipates that certain interest payments may need to be deferred during 2004.

     The trust preferred securities are mandatorily redeemable upon maturity of the debentures on December 31, 2031, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Heritage Trust, in whole or in part, on or after December 31, 2011. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

(9)  INCOME TAXES
     The provision for income taxes is summarized as follows:

                                               2003         2002         2001
                                           ------------  -----------  ----------
       Current                             $(1,530,643)  (1,186,964)  1,488,914
       Deferred                              2,283,721   (7,019,729)   (264,948)
       Change in valuation allowance           (88,848)     319,472           -
                                           ------------  -----------  ----------

                                           $   664,230   (7,877,221)  1,223,966
                                           ============  ===========  ==========

     The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to earnings
     (loss)  before  income  taxes  are  as  follows:

                                                                      2003       2002         2001
                                                                   ---------  -----------  ----------
       Pre-tax income (loss) at statutory rates (34%)              $609,487   (7,582,001)  1,220,562
       Differences:
         State taxes, net of federal benefit                         55,583     (713,600)     43,079
         Tax exempt interest income                                 (29,726)     (66,900)    (57,438)
         Change in valuation allowance                              (88,848)     319,472           -
         Compensation expense related to stock options exercised    189,888            -           -
         Other, net                                                 (72,154)     155,808      17,763
                                                                   ---------  -----------  ----------

                                                                   $664,230   (7,887,221)  1,223,966
                                                                   =========  ===========  ==========

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)  INCOME TAXES, CONTINUED
     The following summarizes the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities. The net deferred tax asset is included as a component of other assets at December 31, 2003 and 2002.

                                                             2003         2002
                                                          -----------  ----------
     Deferred tax assets:
       Allowance for loan losses                          $3,875,795   8,437,534
       Deferred compensation on stock options                 85,729     297,373
       Foreclosed real estate                                303,118           -
       Net operating loss carryforward                     2,842,378     778,114
       Other                                                 180,687      47,869
                                                          -----------  ----------
         Total gross deferred tax assets                   7,287,707   9,560,890
       Valuation allowance                                  (230,624)   (319,472)
                                                          -----------  ----------
         Total net deferred tax assets                     7,057,083   9,241,418
                                                          -----------  ----------
     Deferred tax liabilities:
       Unrealized gains on available-for-sale securities     116,281      37,803
       Premises and equipment                                484,742     474,204
                                                          -----------  ----------
         Total gross deferred tax liabilities                601,023     512,007
                                                          -----------  ----------
         Net deferred tax asset                           $6,456,060   8,729,411
                                                          ===========  ==========

     The future tax consequences of the differences between the financial reporting and tax basis of the Company's assets and liabilities resulted in a net deferred tax asset. A valuation allowance was established for a portion of the net deferred tax asset associated with the parent company state net operating loss carryforwards, as the realization of this portion of the deferred tax asset is dependent on future state taxable income of the parent company only. As of December 31, 2003, the Company has net operating loss carryforwards totaling approximately $7,405,000 for federal income tax purposes and approximately $10,143,000 for state income tax purposes that will begin to expire in 2023 unless previously utilized.

(10) RELATED  PARTY  TRANSACTIONS
     The Company conducts transactions with its directors and executive officers, including companies in which they have beneficial interests, in the normal course of business. It is the policy of the Company that loan transactions with directors and officers be made on substantially the same terms as those prevailing at the time made for comparable loans to other persons. The following is a summary of activity for related party loans for 2003:

          Beginning balance               $15,812,000
          New loans                         9,237,000
          Repayments                       (9,019,000)
          Charged-off                          (8,000)
                                          ------------
          Ending balance                  $16,022,000
                                          ============

     At December 31, 2003 and 2002, the Company had deposit relationships with related parties of approximately $1,552,000 and $3,512,000, respectively.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) COMMITMENTS
     The Company leases various office space for banking and operational facilities under operating lease arrangements. Future minimum lease payments required for all operating leases having a remaining term in excess of one year at December 31, 2003 are as follows:

          Year Ending December 31,                 Amount
          ------------------------               ----------
          2004                                   $  859,142
          2005                                      868,381
          2006                                      871,881
          2007                                      742,988
          2008                                      649,751
          Thereafter                              2,430,782
                                                 ----------

          Total minimum obligation               $6,422,925
                                                 ==========

     Total rent expense was approximately $780,000, $636,000 and $458,000, for 2003, 2002 and 2001, respectively.

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

     The exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

     In most cases, the Company requires collateral or other security to support financial instruments with credit risk.

                                                                               Contractual Amount
                                                                            -----------------------
                                                                               2003         2002
                                                                            -----------  ----------
       Financial instruments whose contract amounts represent credit risk:

            Commitments to extend credit                                    $34,936,000  75,574,000
            Standby letters of credit and financial guarantees written      $ 3,303,000   3,259,000

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management's credit evaluation. Collateral held varies but may include unimproved and improved real estate, certificates of deposit, or personal property.

     Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to businesses in the Company's delineated trade area. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds real estate, equipment,

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) COMMITMENTS,  CONTINUED
     automobiles and customer deposits as collateral supporting those commitments for which collateral is deemed necessary.

     The Company has employment agreements with certain key employees. The agreements, among other things, include salary, bonus, incentive stock option, and change in control provisions.

     The Company has $12,094,000 available for the purchase of overnight federal funds from three correspondent financial institutions.

(12) CONTINGENCIES
     The Bank received demand letters from two former directors, officers, and employees of the Bank. The Bank terminated such officers in November 2002 for cause, as such term is defined by their respective employment contracts. One officer has claimed monetary compensation, stock options and attorneys' fees, while the second officer has claimed monetary compensation, as well as stock options and payment of country club dues for two years following the date of his termination. The Bank maintains that it terminated each of these officers for "cause" and that it is under no obligation to pay them any additional compensation. On March 14, 2003, one of these officers filed a lawsuit against the Bank in the Circuit Court for Morgan County, Alabama, alleging breach of contract and demanding the benefits due under his employment agreement. The Bank subsequently received notice that a suit had been filed by a second former officer and director in the Circuit Court of Jefferson County, Alabama, alleging similar causes of action against the Bank. The Bank successfully removed each of these cases to the United States District Court for the Northern District of Alabama. On March 9, 2004, the Bank reached agreement on the settlement of the claims of one of the former officers. The Bank intends to vigorously defend the remaining action brought against the Bank, and does not believe that the final outcome will have a material impact on the Bank or the Company.

(13) EMPLOYEE AND DIRECTOR BENEFIT PROGRAMS
     The Company has a profit sharing and 401(k) plan for the benefit of substantially all employees subject to certain minimum age and service requirements. Under this plan, the employees may defer up to fifteen percent of their compensation with a fifty percent matching employer contribution of up to six percent of compensation. The Company's contribution pursuant to this formula was approximately $275,000, $92,000 and $66,000 for the years of 2003, 2002 and 2001, respectively. The vesting schedule for the plan begins at 20% after three years of employment and graduates to 50% in year 4 and reaches 100% after five years of employment.

     The Bank also adopted an Employee Stock Purchase Plan (the "ESPP") on June 20,1995. The Company assumed the ESPP in its holding company reorganization that was finalized in August 2000. The ESPP covers substantially all employees, subject to eligibility requirements. Under the ESPP, employees are given the opportunity to subscribe to purchase shares of the Company's common stock at a purchase price equivalent to 85% of the stated fair value of the common stock, as determined by the board of directors of the Company. Employee contributions to the ESPP are made through payroll deduction. The maximum number of shares available-for-sale under the ESPP is 100,000. The Board approved and ratified modification of the ESPP on May 8, 2001.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) EMPLOYEE  AND  DIRECTOR  BENEFIT  PROGRAMS,  CONTINUED
     The Company has an Incentive Stock Compensation Plan (the "Compensation Plan") whereby the Company may grant stock options to eligible directors and key employees. Under the Compensation Plan, the Company has entered into incentive stock option agreements and nonqualified option agreements (together the "Agreements") which provide for these directors and key employees to purchase shares of Company's $0.01 par value common stock at the fair market value at the dates of grant. The following summary sets forth activity under the Agreements for years ended December 31, 2003, 2002, and 2001:

                                               2003                       2002                       2001
                                     --------------------------  -------------------------  -------------------------
                                                    Weighted                   Weighted                   Weighted
                                                     Average                    Average                    Average
                                                  Option Price               Option Price               Option Price
                                       Shares       Per Share      Shares      Per Share      Shares      Per Share
                                     -----------  -------------  ----------  -------------  ----------  -------------
     Outstanding, beginning of year   3,239,016   $        3.75  3,957,032   $        3.77  3,970,032   $        3.72
     Granted during the year            462,000   $        3.41    120,000   $        3.34     23,000   $       11.50
     Forfeited during the year         (684,586)  $        4.47   (387,000)  $        3.70          -   $           -
     Exercised during the year       (1,140,430)  $        3.31   (451,016)  $        3.89    (36,000)  $       2.42
                                     -----------  -------------  ----------  -------------  ----------  -------------

     Outstanding, end of year         1,876,000   $        3.67  3,239,016   $        3.75  3,957,032   $        3.77
                                     ===========  =============  ==========  =============  ==========  =============

     Number of shares exercisable       960,367   $        3.35  1,559,816   $        3.92  1,630,232   $        4.03
                                     ===========  =============  ==========  =============  ==========  =============

     Options outstanding at December 31, 2003 are exercisable at option prices ranging from $3.34 to $11.50, as presented in the table below. Such options have a weighted average remaining contractual life of approximately eight years.

             Options   Exercise Price     Expiration Date  Exercisable
            ---------  ---------------  -----------------  -----------
            1,410,000  $          3.34  August, 2008           846,000
              275,000  $          3.34  December, 2012         107,000
               35,000  $          3.34  January, 2013                -
               25,000  $          3.34  May, 2013                4,167
               49,500  $          3.34  June, 2013                   -
                1,000  $          3.75  March, 2006                600
               15,000  $          3.75  July, 2013                   -
               23,000  $          3.75  August, 2013                 -
               15,000  $          3.75  September, 2013              -
               10,000  $          3.75  October, 2013                -
                4,000  $          3.75  November, 2013               -
                7,500  $          3.75  November, 2013               -
                3,000  $          3.75  November, 2013               -
                2,000  $          6.50  July, 2004               2,000
                1,000  $         11.50  March, 2006                600
            ---------  ---------------                     -----------
            1,876,000  $          3.67                         960,367
            =========  ===============                     ===========

     At  December  31,  2003,  the  shares  under  option  include  1,410,000 nonqualified options issued primarily to Company directors and 466,000 incentive stock options issued to certain key employees of the Company.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) REGULATORY MATTERS
     The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2003, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

     As of December 31, 2003, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. As of December 31, 2002, the most recent notification from the FDIC categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized and adequately capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

     The Company's and the Bank's actual capital amounts and ratios are presented below.

                                                                                            To Be Well
                                                                                         Capitalized Under
                                                                    For Capital          Prompt Corrective
                                                    Actual       Adequacy Purposes       Action Provisions
                                               ---------------  --------------------  -----------------------
                                               Amount   Ratio    Amount      Ratio      Amount       Ratio
                                               -------  ------  ---------  ---------  ----------  -----------
                                                               (dollars in thousands)
     AS OF DECEMBER 31, 2003:
     Total Capital (to Risk-Weighted Assets)
       Consolidated                            $41,845  10.28%  $  32,561      8.00%       N/A         N/A
       Bank                                    $49,246  11.99%  $  32,866      8.00%  $   41,082       10.00%
     Tier 1 Capital (to Risk-Weighted Assets)
       Consolidated                            $35,113   8.63%  $  16,280      4.00%       N/A         N/A
       Bank                                    $43,994  10.71%  $  16,433      4.00%  $   24,649        6.00%
     Tier 1 Capital (to Average Assets)
       Consolidated                            $35,113   6.31%  $  22,257      4.00%       N/A         N/A
       Bank                                    $43,994   8.64%  $  20,372      4.00%  $   25,465        5.00%
     AS OF DECEMBER 31, 2002:
     Total Capital (to Risk-Weighted Assets)
       Consolidated                            $39,436   7.81%  $  40,410      8.00%       N/A         N/A
       Bank                                    $45,182   8.98%  $  40,233      8.00%  $   50,292       10.00%
     Tier 1 Capital (to Risk-Weighted Assets)
       Consolidated                            $30,479   6.09%  $  20,205      4.00%       N/A         N/A
       Bank                                    $38,640   7.68%  $  20,117      4.00%  $   30,175        6.00%
     Tier 1 Capital (to Average Assets)
       Consolidated                            $30,749   4.94%  $  24,923      4.00%       N/A         N/A
       Bank                                    $38,640   5.99%  $  25,794      4.00%  $   32,243        5.00%

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) SHAREHOLDERS' EQUITY
     Dividends paid by the Bank are the primary source of funds available to the Company. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. These restrictions for the Bank are based on the level of regulatory classified assets, prior year's earnings, and the ratio of equity capital to total assets. Pursuant to the regulatory restrictions discussed in note 1, the Bank cannot pay any cash dividends without prior approval of the regulatory authorities.

     During 2003, the Company sold 693,035 shares of common stock through a private placement at a price of $3.34 per share. The private placement was completed on April 14, 2003 and resulted in total net proceeds of $2,294,608. As shares were offered and sold pursuant to an exemption for the registration requirements of the applicable Federal and state securities laws, none of the offered and sold shares will be registered with the United States Securities and Exchange Commission or any state securities commission. The proceeds of this offering were used to increase the Bank's regulatory capital ratios and for general corporate purposes.

     The Board of Directors, at its discretion, can issue shares of preferred stock up to a maximum of 10,000,000 shares. The Board is authorized to determine the number of shares, voting powers, designations, preferences, limitations and relative rights.


(16) OTHER OPERATING EXPENSES
     Other operating expenses for the years ended December 31 2003, 2002 and 2001 included the following items that exceeded one percent of total revenues:

                                                     2003       2002      2001
                                                  ----------  ---------  -------
     Professional fees                            $1,733,948  1,275,308  582,783
     Charge off and collection expense                54,873    532,782  139,469
     FDIC insurance                                  426,532    102,000   86,000
     Data processing                                 675,592    420,998  190,300
     Advertising                                     541,803    401,505  336,017
     Supplies                                        357,914    398,449  262,024

(17) FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
     The Company is required to disclose fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company's financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather a good faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination, or issuance.

          Cash  and  Cash  Equivalents
          ----------------------------
          For cash, due from banks, interest-bearing deposits with other banks, and federal funds sold, the carrying amount is a reasonable estimate of fair value.

          Investment  Securities  Available-for-sale
          ------------------------------------------
          Fair values for investment securities are based on quoted market prices.

          Other  Investments
          ------------------
          The  carrying  amount  of  other  investments approximates fair value.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17) FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS,  CONTINUED
          Loans  and  Mortgage  Loans  Held-for-sale
          ------------------------------------------
          The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value. Mortgage loans held-for-sale are valued based on the current price at which these loans could be sold into the secondary market.

          Cash  Surrender  Value  of  Life  Insurance
          -------------------------------------------
          For cash surrender value of life insurance, the carrying value is a reasonable estimate of fair value.

          Deposits
          --------
          The fair value of demand deposits, interest-bearing demand deposits, and savings, is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

          Federal  Funds  Purchased
          -------------------------
          Because federal funds purchased are acquired at variable rates that reset frequently and are generally short-term in nature, the carrying value is a reasonable estimate of fair value.

          Note  Payable
          -------------
          Because the Company's note payable bears interest at a floating rate that resets frequently, the carrying amount is a reasonable estimate of fair value.

          FHLB  Advances
          --------------
          The fair value of FHLB advances is estimated based upon discounted future cash flows using a discount rate comparable to the current market rate for such borrowings.

          Trust  Preferred  Securities
          ----------------------------
          The fair value of the trust preferred securities is estimated based upon discounted future cash flows using a discount rate comparable to the current market rate for such borrowings.

          Commitments  to  Extend  Credit  and  Standby  Letters  of  Credit
          ------------------------------------------------------------------
          Commitments to extend credit and standby letters of credit are generally short-term and at variable interest rates. Therefore, both the carrying value and estimated fair value associated with these instruments are immaterial.

          Limitations
          -----------
          Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

          Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include the deferred income taxes and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17) FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS,  CONTINUED
     The carrying amount and estimated fair values of the Company's financial instruments at December 31, 2003 and 2002 are as follows:

                                                     2003                  2002
                                             ---------------------  --------------------
                                             Carrying   Estimated   Carrying  Estimated
                                              Amount    Fair Value   Amount   Fair Value
                                             ---------  ----------  --------  ----------
                                                            (In thousands)
     Assets:
       Cash and cash equivalents             $   9,411       9,411    19,539      19,539
       Investment securities                 $  99,038      99,038    35,126      35,126
       Other investments                     $   2,897       2,897     1,636       1,636
       Mortgage loans held-for-sale          $   5,996       5,996    12,343      12,343
       Loans, net                            $ 371,325     366,334   496,859     527,056
       Cash surrender value life insurance   $  11,015      11,015         -           -

     Liabilities:
       Deposits                              $ 415,615     419,981   525,631     527,869
       Federal funds purchased               $     406         406         -           -
       Note payable                          $   7,480       7,480     6,650       6,650
       Trust Preferred Securities            $  10,000      13,639    10,000      10,000
       FHLB advances                         $  56,422      54,990    23,000      30,829

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(18) HERITAGE FINANCIAL HOLDING COMPANY (PARENT COMPANY ONLY) CONDENSED FINANCIAL STATEMENTS

                                      BALANCE SHEETS

                                DECEMBER 31, 2003 AND 2002

                                                            2003         2002
                                                         -----------  ----------
                                Assets
                                ------
     Cash                                                $   928,966      15,853
     Investment in subsidiaries                           46,279,649  39,017,232
     Other assets                                          1,091,079   2,530,043
                                                         -----------  ----------

                                                         $48,299,694  41,563,128
                                                         ===========  ==========

                  Liabilities and Shareholders' Equity
                  ------------------------------------

     Note payable                                        $ 7,480,000   6,650,000
     Junior subordinated debentures                       10,310,000  10,310,000
     Other liabilities                         404,302     900,082
     Shareholders' equity                                 30,105,392  23,703,046
                                                         -----------  ----------

                                                         $48,299,694  41,563,128
                                                         ===========  ==========

                                        STATEMENTS OF EARNINGS

                         FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                         2003          2002        2001
                                                                     ------------  ------------  ---------
     Dividends from subsidiaries                                     $    31,620       720,000   2,115,710
     Interest income                                                           -        31,357      27,228
     Management fees                                                           -             -     218,000
                                                                     ------------  ------------  ---------

               Total income                                               31,620       751,357   2,360,938
                                                                     ------------  ------------  ---------

     Expenses:
       Interest                                                        1,305,928     1,099,886     905,562
         Salaries and benefits                                                 -     2,119,946     394,734
         Other operating expenses                                        334,019       538,525     471,462
                                                                     ------------  ------------  ---------

           Total expenses                                              1,639,947     3,758,357   1,771,758
                                                                     ------------  ------------  ---------

           Earnings (loss) before income tax benefit and equity in
             undistributed earnings (loss) of subsidiaries            (1,608,327)   (3,007,000)    589,180

     Income tax benefit                                                  609,252     1,279,879     583,857
                                                                     ------------  ------------  ---------

           Earnings (loss) before equity in undistributed
             earnings (loss) of subsidiaries                            (999,075)   (1,727,121)  1,173,037

     Equity in undistributed earnings (loss) of subsidiaries           2,127,455   (12,685,662)  1,192,884
                                                                     ------------  ------------  ---------

           Net earnings (loss)                                       $ 1,128,380   (14,412,783)  2,365,921
                                                                     ============  ============  =========

                                 HERITAGE FINANCIAL HOLDING CORPORATION
                                            AND SUBSIDIARIES
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(18) HERITAGE FINANCIAL HOLDING COMPANY (PARENT COMPANY ONLY) CONDENSED FINANCIAL STATEMENTS CONTINUED

                                             STATEMENTS OF CASH FLOWS

                               FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                         2003          2002          2001
                                                                     ------------  ------------  ------------
     Cash flows from operating activities:
       Net earnings (loss)                                           $ 1,128,380   (14,412,783)    2,365,921
       Adjustments to reconcile net earnings (loss) to net
         cash provided (used) by operating activities:
           Equity in undistributed (earnings) loss of subsidiaries    (2,127,455)   12,685,662    (1,192,884)
           Compensatory options                                                -     1,126,914        37,843
           Change in:
             Other assets                                              1,438,964      (112,244)     (792,886)
             Other liabilities                                          (495,780)            -             -
                                                                     ------------  ------------  ------------

                 Net cash provided (used) by operating activities        (55,891)     (712,451)      417,994
                                                                     ------------  ------------  ------------

     Cash flows from investing activities consisting of
       capital contributions to subsidiaries                          (4,965,946)   (6,500,000)  (10,320,200)
                                                                     ------------  ------------  ------------

     Cash flows from financing activities:
       Proceeds from note payable                                        830,000     6,650,000             -
       Issuance of junior subordinated debentures                              -             -    10,310,000
       Proceeds from exercise of stock options                         2,801,399        23,571        87,210
       Proceeds from issuance of stock                                 2,303,551        25,195        31,445
                                                                     ------------  ------------  ------------

               Net cash provided by financing activities               5,934,950     6,698,766    10,428,655
                                                                     ------------  ------------  ------------

     Net change in cash                                                  913,113      (513,685)      526,449

     Cash at beginning of year                                            15,853       529,538         3,089
                                                                     ------------  ------------  ------------

     Cash at end of year                                             $   928,966        15,853       529,538
                                                                     ============  ============  ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On July 18, 2003, the Company filed a Form 8-K regarding the dismissal of Schauer Taylor Cox Vise Morgan & Fowler, P.C. ("Schauer Taylor"), as its independent accountants. The Company dismissed Schauer Taylor on July 9, 2003 and appointed Porter Keadle Moore, LLP ("PKM") as its new independent accountants on the same date, effective immediately. This determination followed the Company's decision to seek proposals from independent accountants to audit the Company's financial statements for the fiscal year ending December 31, 2003. The decision to dismiss Schauer Taylor and to retain PKM was approved by the Company's Audit Committee on July 9, 2003. Schauer Taylor's report on the Company's 2002 financial statements was issued earlier in February, 2003, in conjunction with the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     During the Company's two most recent fiscal years ended December 31, 2002, and the subsequent interim period through July 8, 2003, there were no disagreements between the Company and Schauer Taylor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Schauer Taylor's satisfaction, would have caused Schauer Taylor to make reference to the subject matter of the disagreement in connection with its reports.

     The audit reports of Schauer Taylor on the consolidated financial statements of the Company and subsidiaries as of and for the fiscal years ended December 31, 2002 and 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

     As required by Securities and Exchange Commission regulations, the Company provided Schauer Taylor with a copy of these disclosures and required that Schauer Taylor furnish the Company with a letter addressed to the Commission stating whether it agrees with the statements by the Company and, if not, stating the respects in which it does not agree. A letter from Schauer Taylor is attached as Exhibit 16.

     None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within the Company's two most recent fiscal years and the subsequent interim period through July 8, 2003.

     During the Company's most recent fiscal years ended December 31, 2002, and the subsequent interim period through July 8, 2003, the Company did not consult with PKM regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) The Company carried out an evaluation, under the supervision and participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in pursuant to Exchange Act Rules 13a-15(c) and 15d-15(e)) as of the end of the period covered by this Annual report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. However, the Company recently has experienced several changes in top management, and the effectiveness of such disclosure controls and procedures is dependent on the Company's personnel to report any issues or matters required to be disclosed in the Company's SEC filings to the appropriate management personnel on a timely basis.

(b) Management has previously conducted a comprehensive review of the Company's internal control over financial reporting which identified significant weaknesses in the Company's and the Bank's internal control over financial reporting. While management continues to review and modify the Bank's internal control over financial reporting to remediate those weaknesses, there have been no significant changes in either the Company's or the Bank's internal control over financial reporting during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10, 11, 12, 13 AND 14. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The information set forth under the captions "Directors and Executive Officers," "Executive Compensation," "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," "Certain Relationships and Related Transactions" and "Principal Accounting Fees and Services" included in the Company's definitive proxy statement to be filed no later than April 30, 2004, in connection with the Company's 2004 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV

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

EXHIBIT
   NO.                                              EXHIBIT
(3)-1    Certificate of Incorporation of Heritage Financial Holding Corporation, filed as Exhibit 1 to the Company's Registration Statement on Form 8-A, is hereby incorporated herein by reference.

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

(10)-1   Heritage Financial Holding Corporation Employee Stock Purchase Plan, filed as Exhibit (4)-
         2 to the Company's Registration Statement on Form S-8 (Registration No. 333-55942), is
         hereby incorporated herein by reference.

(10)-2   Heritage Financial Holding Corporation Incentive Stock Compensation Plan, filed as
         Exhibit (4)-3 to the Company's Registration Statement on Form S-8 (Registration No. 333-
         55942), is hereby incorporated herein by reference.


EXHIBIT
   NO.                                              EXHIBIT

(10)-3   Employment Agreement dated as of January 23, 2003, effective as of October 23, 2002, by and between Heritage Bank and Larry R. Mathews filed as Exhibit (10) - 5 to the
         Company's Annual Report on Form 10-K for the year ended December 31, 2002, is hereby incorporated by reference.
         Employment Agreement dated as of February, 2003, effective as of October 25, 2002, by

(10)-4   and between Heritage Bank and Don H. Pruett filed as Exhibit (10) - 1 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, is hereby incorporated by reference.

(10)-5   Employment Agreement dated as of January, 2003, by and between Heritage Bank and
         Robert F. Harwell Jr. filed as Exhibit (10) - 2 to the Company's Quarterly Report on Form
         10-Q for the quarter ended March 31, 2004, is hereby incorporated by reference.

(10)-6   Employment Agreement dated as of June 10, 2003, effective as of May 23, 2003, by and between Heritage Bank and William M. Foshee filed as Exhibit (10) - 1 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 is hereby incorporated by reference.

(10)-7   Loan Agreement dated as of October 30, 2002, by and between Heritage Financial Holding
         Corporation and First Tennessee Bank National Association, filed as Exhibit 99.2 to the
         Company's Current Report on Form 8-K on November 5, 2002.

16       Letter from Schauer Taylor Cox Vice Morgan & Fowler, P.C.

21       Subsidiaries of the Registrant

23.1     Consent of Independent Certified Public Accountants

23.2     Consent of Independent Auditors

24       Powers of Attorney.

31.1     Certification of principal executive officer pursuant to Exchange Act Rule 13a - 14(a) or
         15d -14(a)

31.2     Certification of principal financial officer pursuant to Exchange Act Rule 13a - 14(a) or
         15d -14(a)

32.1     Chief Executive Officer - Certification required by Exchange act Rule 13a - 14(b) or Rule
         15d - 14(b) and 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002

32.2     Chief Financial Officer - Certification required by Exchange act Rule 13a - 14(b) or Rule
         15d - 14(b) and 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

     Form 8-K furnished November 7, 2003 to disclose under Item 12 the Company's earnings for the quarter ended September 30, 2003

(c)  Exhibits

The exhibits required to be filed with this Annual Report on Form 10-K pursuant to Item 601 of Regulation S-K are listed under "Exhibits" in Part IV, Item 15(a)
(3) of this Annual Report on Form 10-K, and are incorporated herein by reference.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          HERITAGE FINANCIAL HOLDING CORPORATION



Date: March 29, 2004                          By /s/ Larry R. Matthews
                                                --------------------------------
                                              Larry R. Matthews
                                              Interim Chief Executive Officer


Date: March 29, 2004                          By /s/ William M. Foshee
                                                --------------------------------
                                              William M. Foshee
                                              Chief Financial Officer