Form 10-Q
period 2004-03-31
HERITAGE FINANCIAL HOLDING
filed 2004-05-13
CIK 1126679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  FOR  THE  TRANSITION  PERIOD  FROM  _____  TO  _____


                       COMMISSION FILE NUMBER:  000-31825
                     HERITAGE FINANCIAL HOLDING CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            Delaware                                      63 - 1259533
----------------------------------            ----------------------------------
    (State  of  Incorporation)                (IRS  Employer Identification No.)


                              211 Lee Street , N.E.
                             Decatur, Alabama  35601
                     (Address of principal executive office)



                                 (256) 355-9500
                (Issuer's telephone number, including area code)


    (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the  past  90  days.     Yes   X       No
                              ---          ---

Indicate  by  check  mark  whether  the  registrant  is an accelerated filer (as
defined  in  Exchange  Act  Rule  12b-2).  Yes        No   X
                                                ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value     Outstanding at May 11, 2004: 10,514,321 Shares

                                    FORM 10-Q

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                                 MARCH 31, 2004

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                       ---------
PART I -  FINANCIAL  INFORMATION

Item 1 -  Financial  Statements  (Unaudited)

          Consolidated  Statements  of  Financial  Condition  as  of
          March  31,  2004  and  December  31,  2003 . . . . . . . . . . .    3

          Consolidated  Statements  of  Income  for  the  three  months
          ended  March  31,  2004  and  2003 . . . . . . . . . . . . . . .    4

          Consolidated  Statements  of  Comprehensive  Income  for  the
          three  months  ended  March  31,  2004  and  2003  . . . . . . .    5

          Consolidated  Statements  of  Cash  Flow  for  the
          three  months  ended  March  31,  2004  and  2003  . . . . . . .    6

          Notes  to  Consolidated  Financial  Statements . . . . . . . . .    8

Item 2 -  Management's  Discussion  and  Analysis  of
          Financial  Condition  and  Results  of  Operations  . . . . . . .  12

Item 3 -  Quantitative  and Qualitative Disclosures about Market Risk . . .  21

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

                            HERITAGE FINANCIAL HOLDING CORPORATION
                                       AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                       MARCH 31, 2004 (UNAUDITED) AND DECEMBER 31, 2003


                                                                   MARCH 31,
                                                                     2004        December 31,
                                                                  (UNAUDITED)        2003
                                                                 -------------  --------------

ASSETS
  Cash and due from banks . . . . . . . . . . . . . . . . . . .  $ 10,908,149   $   8,663,330
  Interest bearing deposits with other banks. . . . . . . . . .       793,382         115,551
  Federal funds sold. . . . . . . . . . . . . . . . . . . . . .             -         632,000
                                                                 -------------  --------------
      CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . .    11,701,531       9,410,881

  Securities available-for-sale                                   105,532,108      99,037,992
  Other Investments . . . . . . . . . . . . . . . . . . . . . .     3,649,561       2,897,061
  Mortgage loans held-for-sale. . . . . . . . . . . . . . . . .    10,311,210       5,995,929

  Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . .   391,089,962     385,886,904
  Allowance for loan losses . . . . . . . . . . . . . . . . . .   (12,681,607)    (14,562,283)
                                                                 -------------  --------------
      LOANS, NET. . . . . . . . . . . . . . . . . . . . . . . .   378,408,355     371,324,621

  Premises and equipment, net . . . . . . . . . . . . . . . . .     7,290,191       7,223,966
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . .     2,161,593       2,391,861
  Cash surrender value of life insurance. . . . . . . . . . . .    11,126,419      11,015,000
  Foreclosed real estate  . . . . . . . . . . . . . . . . . . .     2,289,473       4,546,740
  Other assets. . . . . . . . . . . . . . . . . . . . . . . . .     8,261,443       8,891,753
                                                                 -------------  --------------
      TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . .  $540,731,884   $ 522,735,804
                                                                 -------------  --------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  DEPOSITS
    Noninterest bearing . . . . . . . . . . . . . . . . . . . .  $ 30,546,843   $  28,141,627
    Interest-bearing. . . . . . . . . . . . . . . . . . . . . .   378,036,881     387,473,302
                                                                 -------------  --------------
      TOTAL DEPOSITS  . . . . . . . . . . . . . . . . . . . . .   408,583,724     415,614,929

  Short-term borrowings . . . . . . . . . . . . . . . . . . . .     7,480,000       7,480,000
  Federal funds purchased . . . . . . . . . . . . . . . . . . .     8,912,124         406,073
  Accrued interest  . . . . . . . . . . . . . . . . . . . . . .     1,498,015       1,899,628
  FHLB advances . . . . . . . . . . . . . . . . . . . . . . . .    71,472,156      56,422,156
  Junior subordinated debentures. . . . . . . . . . . . . . . .    10,310,000      10,310,000
  Other liabilities . . . . . . . . . . . . . . . . . . . . . .     1,054,105         497,626
                                                                 -------------  --------------
      TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . .   509,310,124     492,630,412
                                                                 -------------  --------------

STOCKHOLDERS' EQUITY
  Preferred stock - par value $0.01 per share; 10,000,000
    authorized. . . . . . . . . . . . . . . . . . . . . . . . .             -               -
  Common stock ($.01 par value; 40,000,000 shares authorized,
    10,514,321 and 10,510,791 shares issued and outstanding at
    March 31, 2004 and December 31, 2003) . . . . . . . . . . .       105,143         105,108
  Additional paid-in capital. . . . . . . . . . . . . . . . . .    37,334,391      37,322,707
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . .    (6,931,930)     (7,548,144)
  Accumulated other comprehensive income (loss) . . . . . . . .       914,156         225,721
                                                                 -------------  --------------
      TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . .    31,421,760      30,105,392
                                                                 -------------  --------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . .  $540,731,884   $ 522,735,804
                                                                 -------------  --------------

                 See notes to consolidated financial statements

                            HERITAGE FINANCIAL HOLDING CORPORATION
                                       AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF INCOME

                          THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                         (UNAUDITED)

                                                                      THREE  MONTHS  ENDED
                                                                           MARCH  31,
                                                                   --------------------------
                                                                       2004          2003
                                                                   -------------  -----------
INTEREST INCOME
  Interest and fees on loans. . . . . . . . . . . . . . . . . . .  $  5,848,758   $8,280,235
  Interest and dividends on securities:
    Taxable securities. . . . . . . . . . . . . . . . . . . . . .       975,455      369,486
    Nontaxable securities . . . . . . . . . . . . . . . . . . . .        18,684       17,069
  Interest on deposits with other banks . . . . . . . . . . . . .           656        1,500
  Interest earned on federal funds sold and securities purchased.           559       42,742
                                                                   -------------  -----------
    TOTAL INTEREST INCOME . . . . . . . . . . . . . . . . . . . .     6,844,112    8,711,032
                                                                   -------------  -----------

INTEREST EXPENSE
  Interest on deposits. . . . . . . . . . . . . . . . . . . . . .     2,388,887    3,944,050
  Interest on FHLB borrowings . . . . . . . . . . . . . . . . . .       465,830      244,500
  Interest on fed funds purchased . . . . . . . . . . . . . . . .        10,559            -
  Interest on short-term borrowings . . . . . . . . . . . . . . .        69,185       56,588
  Interest on junior subordinated debentures  . . . . . . . . . .       262,905      255,000
                                                                   -------------  -----------
    TOTAL INTEREST EXPENSE. . . . . . . . . . . . . . . . . . . .     3,197,366    4,500,138
                                                                   -------------  -----------

NET INTEREST INCOME                                                   3,646,746    4,210,894
  Provision for loan losses . . . . . . . . . . . . . . . . . . .      (778,553)     100,000
                                                                   -------------  -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                   4,425,299    4,110,894

NONINTEREST INCOME
  Customer service fees . . . . . . . . . . . . . . . . . . . . .       299,721      229,285
  Mortgage banking fee income . . . . . . . . . . . . . . . . . .       324,065      531,972
  Investment security gains (losses). . . . . . . . . . . . . . .             -      222,345
  Gains (losses) on sale of foreclosed real estate. . . . . . . .        42,217     (127,652)
  Other operating income. . . . . . . . . . . . . . . . . . . . .       351,819       70,134
                                                                   -------------  -----------
    TOTAL NONINTEREST INCOME. . . . . . . . . . . . . . . . . . .     1,017,822      926,084
                                                                   -------------  -----------

NONINTEREST EXPENSES
  Salaries and employee benefits. . . . . . . . . . . . . . . . .     2,207,732    1,994,636
  Occupancy and equipment expense . . . . . . . . . . . . . . . .       630,570      557,576
  Other operating expenses. . . . . . . . . . . . . . . . . . . .     1,681,295    1,604,740
                                                                   -------------  -----------
    TOTAL NONINTEREST EXPENSES. . . . . . . . . . . . . . . . . .     4,519,597    4,156,952
                                                                   -------------  -----------

Income before income taxes  . . . . . . . . . . . . . . . . . . .       923,524      880,026
Provision for income tax expense  . . . . . . . . . . . . . . . .       307,310      329,967
                                                                   -------------  -----------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    616,214   $  550,059
                                                                   =============  ===========

BASIC EARNINGS PER COMMON SHARE                                    $        .06          .06
                                                                   =============  ===========

DILUTED EARNINGS PER COMMON SHARE                                  $        .06   $      .05
                                                                   =============  ===========

                 See notes to consolidated financial statements

                          HERITAGE FINANCIAL HOLDING CORPORATION
                                     AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                        THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                        (UNAUDITED)


                                                                     THREE  MONTHS  ENDED
                                                                          MARCH  31,
                                                                    ----------------------
                                                                       2004        2003
                                                                    ----------  ----------
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  616,214  $ 550,059

Other comprehensive income, net of tax:
  Unrealized gains on securities:
    Unrealized holding gains arising during the period,
      net of tax of $354,648 and $83,680 . . . . . . . . . . . . .     688,435    162,439
    Reclassification adjustments for gains included in net income,
      net of tax of $75,597  . . . . . . . . . . . . . . . . . . .         ---   (146,748)
                                                                    ----------  ----------
      Other comprehensive income . . . . . . . . . . . . . . . . .     688,435     15,691
                                                                    ----------  ----------

COMPREHENSIVE INCOME . . . . . . . . . . . . . . . . . . . . . . .  $1,304,649  $ 565,750
                                                                    ----------  ----------

                 See notes to consolidated financial statements

                         HERITAGE FINANCIAL HOLDING CORPORATION
                                    AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                       THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                      (UNAUDITED)


                                                               Three  Months  Ended
                                                                    March  31,
                                                           ----------------------------
                                                               2004           2003
                                                           -------------  -------------

OPERATING ACTIVITIES
  Net Income. . . . . . . . . . . . . . . . . . . . . . .  $    616,214   $    550,059
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Provision for loan losses . . . . . . . . . . . . . . .      (778,553)       100,000
  Depreciation, amortization, and accretion . . . . . . .       476,831        270,968
  Loss (gain) on sale of other real estate. . . . . . . .       (42,217)       127,652
  Loss (gain) on sale of premises and equipment . . . . .           181         (6,759)
  Realized investment security gains                                ---       (222,345)
  Changes in:
    Accrued interest receivable . . . . . . . . . . . . .       230,268        377,888
    Accrued interest payable. . . . . . . . . . . . . . .      (401,613)      (761,055)
    Cash surrender value of life insurance  . . . . . . .      (111,419)           ---
    Mortgage loans held-for-sale. . . . . . . . . . . . .    (4,315,281)     2,781,223
    Other assets. . . . . . . . . . . . . . . . . . . . .       275,662       (354,156)
    Other liabilities . . . . . . . . . . . . . . . . . .       556,479        614,937
                                                           -------------  -------------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES    (3,493,448)     3,478,412
                                                           -------------  -------------

INVESTING ACTIVITIES
  Purchases of securities available-for-sale. . . . . . .   (10,106,686)   (12,996,323)
  Proceeds from sales of securities available for sale              ---      3,438,300
  Proceeds from calls, paydowns and maturities of
    securities available-for-sale . . . . . . . . . . . .     4,457,148      8,447,272
  Purchases of other investments. . . . . . . . . . . . .      (752,500)      (350,600)
  Net (increase) decrease in loans to customers . . . . .    (6,680,874)    37,267,970
  Purchases of premises and equipment . . . . . . . . . .      (364,849)      (164,882)
  Proceeds from disposition of premises and equipment . .        20,117         44,219
  Proceeds from disposition of foreclosed real estate . .     2,675,177        613,562
                                                           -------------  -------------

      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES   (10,752,467)    36,299,518
                                                           -------------  -------------

FINANCING ACTIVITIES
  Net decrease in deposits. . . . . . . . . . . . . . . .    (7,031,205)   (41,689,890)
  Net proceeds from issuance of stock . . . . . . . . . .        11,719      1,799,408
  Net proceeds from federal funds purchased . . . . . . .     8,506,051            ---
  Net proceeds from FHLB advances . . . . . . . . . . . .    15,050,000            ---
  Net proceeds from short-term debt . . . . . . . . . . .           ---        830,000
  Net proceeds from exercise of stock options . . . . . .           ---      1,721,519
                                                           -------------  -------------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    16,536,565    (37,338,963)
                                                           -------------  -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . .     2,290,650      2,438,967

Cash and Cash Equivalents at Beginning of Period. . . . .     9,410,881     19,538,515
                                                           -------------  -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . . . . .  $ 11,701,531     21,977,482
                                                           -------------  -------------

                 See notes to consolidated financial statements

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


                                                    Three  Months  Ended
                                                         March  31,
                                                   ----------------------
                                                      2004        2003
                                                   ----------  ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the period for:
    Interest. . . . . . . . . . . . . . . . . . .  $3,598,979  $5,261,193
    Taxes . . . . . . . . . . . . . . . . . . . .           -         ---


Noncash investing and financing activities:
    Change in other comprehensive, net  . . . . .  $  688,435  $   15,691
    Transfer of loans to other real estate. . . .  $  375,694  $2,525,967

                 See notes to consolidated financial statements

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                                 MARCH 31, 2004

NOTE A  -  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Heritage Financial Holding Corporation and its subsidiary Heritage Bank (the "Bank") collectively, the Company. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The consolidated statement of financial condition at December 31, 2003 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through provisions for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collection of principal is unlikely. Subsequent recoveries are added to the allowance. Management's evaluation of the adequacy of the allowance for loan losses is based on a formal analysis which assesses the risk within the loan portfolio. This analysis includes consideration of historical performance, current economic conditions, and levels of nonperforming loans, loan concentrations and review of certain individual loans. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions and the results of management's ongoing review of the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgment.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

For further information, refer to the consolidated financial statements and footnotes thereto for Heritage Financial Holding Corporation and subsidiaries for the year ended December 31, 2003, included in the Company's Annual Report on Form 10-K.


NOTE B - INCOME TAXES

The effective tax rates of approximately 33.28 % and 37.50 % for the three months ended March 31, 2004 and 2003, respectively, differ from the statutory rate principally because of the effect of state income taxes.


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

At March 31, 2004, the Company had net unrealized gains of approximately $1,385,000 in available-for-sale securities which are reflected in the presented assets and resulted in a increase in stockholders' equity of $914,156, net of deferred taxes. There were no held-to-maturity or trading securities at March 31, 2004 or December 31, 2003.

NOTE D - TRUST PREFERRED SECURITIES

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51" ("FIN 46") which provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in an entity's consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, or the right to receive the expected residual returns of the entity if they occur. FIN 46 became effective for the Company for financial statements in periods after December 31, 2003.

The Company now applies the provisions of FIN 46 to its wholly-owned subsidiary trust that issued capital securities to third-party investors. The application of FIN 46 resulted in the deconsolidation of the wholly-owned subsidiary trust. Deconsolidation resulted in increases in other assets and trust preferred securities of $310,000 as of March 31, 2004 and December 31, 2003.

NOTE E - RECENT DEVELOPMENTS

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

Management's focus on addressing asset quality, loan and audit issues has resulted in a substantial decrease in loan loss reserves during 2003 and 2004 and an increase in the Bank's Tier I leverage ratio to 8.55% as of March 31, 2004. Management continues to be vigilant in its review of the Bank's loan portfolio, as an increase in classified loans and other loan-related issues could trigger additional restrictions on the Bank's operations.

NOTE F - STOCK-BASED COMPENSATION

The Company has long-term incentive stock option plans and an employee stock purchase plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations using the intrinsic value based method, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. No stock-based employee compensation cost has been reflected in net income for these plans. Net income and earnings per share would not be materially different during the three month periods ended March 31, 2004 and 2003 if the Company had applied the fair value based method of SFAS No. 123. The fair value for these options was estimated at the dates of grant using the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.



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

The following represents the Company's commitments to extend credit and standby letters of credit as of March 31, 2004 and December 31, 2003:

                                                        March 31,  December 31,
                                                          2004         2003
                                                    -------------  -------------

Commitments  to  extend  credit . . . . . . . . .   $  35,990,000  $  34,936,000


Standby  and  commercial  letters  of  credit . .       3,602,000      3,303,000
                                                    -------------  -------------

Total  commitments  . . . . . . . . . . . . . . .   $  39,592,000  $  38,239,000
                                                    -------------  -------------

NOTE H - EARNINGS PER SHARE

Basic earnings per share are based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the three months ended March 31, 2004 and 2003 presented in the financial statements were calculated as follows:

                                             2004                                2003
                                                                                           Per
                                                Common     Per Share    Net     Common     Share
                                  Net Income     Share      Amount    Income     Share     Amount
For the quarters ended March
31, 2004 and 2003
Basic earnings per share          $   616,214  10,513,118  $   .06  $550,059   8,936,614  $   .06

Effect of stock options                     -     533,316     0.00         -   1,304,622     (.01)
                                  -----------  ----------  -------  --------  ----------  --------

Diluted earnings per share        $   616,214  11,046,434  $   .06  $550,059  10,241,236  $   .05
                                  ===========  ==========  =======  ========  ==========  ========

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Heritage Financial Holding Corporation (the "Company") is primarily engaged in the business of directing and planning the activities of its wholly owned subsidiary, Heritage Bank (the "Bank"). The Company's primary asset is its investment in the Bank.

The consolidated operating results of the Company include those of the Company and the Bank. All significant intercompany transactions and balances have been eliminated in consolidation. The operating results of the Company depend primarily on net interest income, which is the difference between interest income on interest-earning assets, primarily loans and investment securities, and interest expense on interest-bearing liabilities, primarily deposits and advances from the Federal Home Loan Bank ("FHLB") and other sources. Net earnings are also affected by non-interest income and non-interest expenses, such as loan fees, compensation and benefits, building and occupancy expense, and other expenses.

The discussion and analysis included herein covers material changes in financial condition, liquidity and capital resources that have occurred since December 31, 2003, as well as certain material changes in results of operations during the three months ended March 31, 2004 as compared to the same period in 2003.

This discussion is intended to assist in an understanding of the Company and its subsidiary's financial condition and results of operations. Unless the context otherwise indicates, "the Company" shall include the Company and its subsidiary. This analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Item 1 of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2004, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

OVERVIEW

The Bank is a $541 million financial institution with community banking offices, operations and team members located principally in Morgan, Madison, Marshall and Jefferson County, Alabama. We gather substantially all of our deposits in these market areas. We use these deposits, as well as other financing sources, to fund our loan and investment portfolios. We earn interest income on our loans and investments. In addition, we generate noninterest income from a number of sources including deposit and loan services, mortgage originations, and investment securities. Our principal noninterest expenses are salaries and benefits, occupancy, data processing and other administrative expenses. Our financial results are affected by our credit quality, the economic environment, including interest rates, consumer and business confidence and spending, as well as the competitive conditions within our industry.

We reported quarterly net income of $616,000 for the first quarter of 2004. Net income increased 12% over the $550,000 reported in the first quarter of 2003. Diluted earnings per share for the first quarter of 2004 were $0.06 per share versus $0.05 per share in the prior year period.

During the first quarter of 2004, we experienced an increase in assets, as total assets increased $17,996,000 (3.4%) to $540,731,884 from the 2003 year-end balance. On a year-over-year basis, total assets decreased $15,291,000 (2.8%) from the $556,022,000 balance at March 31, 2003. At the end of the first quarter of 2004, total net loans were $378,408,000, an increase of $7,083,000 (1.9%)
from year-end, but a decrease of approximately $78.6 million (17.2%) on a year-over-year basis. Deposits decreased $7,031,000 (1.7%) in the first quarter of 2004 to $408,584,000 from the 2003 year-end balance. Deposits decreased $75,357,000 (15.6%) on a year-over-year basis from March 31, 2003 to March 31, 2004.

At March 31, 2004, non-performing assets totaled $15,295,000, a decrease of $2,299,000 from the December 31, 2003 balance of $17,594,000. The ratio of non-performing assets total assets decreased from 3.37% at December 31, 2003 to 2.83% at March 31, 2004. The ratio of non-performing loans to total loans decreased from 4.56% to 3.91% during the first quarter of 2004.

The Bank ended the first quarter of 2004 with a Tier 1 risk-based capital ratio of 10.54% and a total risk-based capital ratio of 11.81% compared to 9.23% and 10.53% at the end of the first quarter of 2003.

The following table provides a summary of the major elements of income and expense for the periods indicated.


CONDENSED COMPARATIVE INCOME STATEMENT


                                                              Percentage
                                       Three months ended       Change
                                           March 31,           Increase
In Thousands (except percentages)      2004         2003      (Decrease)
                                   ------------  -----------  ----------

Interest Income                    $     6,884   $     8,711     (21.0%)
Interest Expense                         3,197         4,500     (29.0%)
                                   ------------  -----------
Net interest income                      3,647         4,211     (13.4%)
Provision for loan losses                 (779)          100    (879.0%)
                                   ------------  -----------
Net interest income after
  provision for loan losses              4,425         4,111        7.6%
Noninterest income                       1,018           926        9.9%
Noninterest expense                      4,520         4,157        8.7%
                                   ------------  -----------
Income before income taxes                 924           880        5.0%
Income taxes                               307           330      (7.0%)
                                   ------------  -----------
Net income                         $       616   $       550       12.0%
                                   ============  ===========

HIGHLIGHTS

During the first quarter of 2004, we continued to work diligently to resolve issues with the credit quality of our loan portfolio, revise our lending and loan review policies and address any substandard loans remaining on our books. As a result, we have continued to reduce our nonperforming assets to $15,295,000 at March 31, 2004, from $17,594,000 at December 31, 2003. We also continued our efforts to originate new loans consistent with the Bank's strengthened credit standards, and had net originations totaling $4.7 million during the first quarter of 2004.

CHALLENGES

While we continued our progress in the reduction of nonperforming assets, we faced, and will continue to face, challenges to our continued growth. We experienced a decrease of $7 million in deposits during the first quarter of 2004, although much of this decrease was in brokered and out of area deposits. Deposits are the primary source of funds for supporting our earning assets, and we continue to strive toward a greater share of the deposit market in our area.

FINANCIAL CONDITION

MARCH 31, 2004 COMPARED TO DECEMBER 31, 2003

LOANS

Loans comprised the largest category of the Company's earning assets on March 31, 2004. Loans, net of allowance for loan losses, were 71.6% of total assets at March 31, 2004, and 72.2% of total assets at December 31, 2003. Total net loans were $378,408,000 at March 31, 2004, representing a 1.3% increase from the December 31, 2003 total of $371,325,000. During 2004, the Company transferred $456,000 of loans to foreclosed real estate, $1.1 million in net loans were charged off, a negative provision of $779,000 was recorded and net originations totaled $4.7 million. Management intends to continue efforts to originate new loans consistent with the Bank's strengthened credit standards. Mortgage loans held for sale increased from $6 million at December 31, 2003, to $10.3 million at March 31, 2004. This increase primarily resulted from the creation of the wholesale mortgage division in the first quarter of 2004.

ALLOWANCE FOR LOAN LOSSES

When determining the adequacy of the allowance for loan losses, management considers changes in the size and character of the loan portfolio, changes in non-performing and past due loans, regulatory classification of assets, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, existing and prospective economic conditions, and other factors. The allowance for loan losses decreased $1,880,000 during the three months ended March 31, 2004 to $12,682,000 at March 31, 2004 from $14,562,000 at December 31, 2003. Net charge offs in an aggregate amount of $1.1 million and the negative provision of $779,000 accounted for the decrease in the allowance for loan losses. The allowance for loan losses represented 3.24% and 3.77% of loans receivable at March 31, 2004 and December 31, 2003, respectively. (See further discussion in "Provision for Loan Losses" below.)

In the opinion of management, the allowance for loan losses was adequate at March 31, 2004 to provide for potential loan losses in the loan portfolio at that date. While management believes it has established its existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America, there can be no assurance that the Bank will not be required to increase the allowance in the future. Such increases could have a material adverse effect on the Bank's financial condition and results of operations. Losses ultimately confirmed will vary from original estimates as adjustments are made in the period in which these factors and other considerations become known.

Changes in the allowance for loan losses for the three months ended March 31, 2004 and 2003 were as follows:

                                      2004          2003
                                  ------------  ------------
Balance at beginning of the year  $14,562,000   $26,991,000

Charge-offs                        (1,258,000)   (2,319,000)

Recoveries                            156,000       109,000
                                  --------------------------
    Net charge-offs                (1,102,000)   (2,210,000)

Provision for loan losses            (779,000)      100,000
                                  --------------------------

Balance as of March 31            $12,681,000   $24,881,000
                                  ============  ============

INVESTMENT  SECURITIES  AND  OTHER  EARNING  ASSETS

The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Federal funds sold are a tool in managing the daily cash position of the Company. Investment securities increased $6,494,000 from December 31, 2003 to $105,532,000 at March 31, 2004. Federal funds sold decreased $632,000 from December 31, 2003.


ASSET  QUALITY

Between December 31, 2003 and March 31, 2004, the Company experienced a decrease in nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities and other real estate). Total nonperforming assets decreased from $17,594,000 to $15,295,000 during this period. The ratio of nonperforming assets to total assets decreased from 3.37% to 2.83% and the ratio of nonperforming loans to total loans decreased from 4.56% to 3.91% during the first three months of 2004. The ratio of loan loss allowance to total nonperforming assets increased from 82.77% to 82.91% during this same period. The Company believes that due to a continuing weak economy both on a national and statewide basis, these ratios could further erode over the next several quarters. Moreover, the Company competes for loans, and has made certain loans to businesses, along the Birmingham-Huntsville-Decatur, Alabama high-tech corridor. During the past year, the high tech industry segment has experienced and continues to experience a more significant downturn compared with other sectors of the economy. The Company and the Bank have taken steps to intensively monitor its overall loan portfolio; including the hiring of additional personnel to monitor credit quality and adherence to credit policies and procedures. Management believes that these additions, as well as additional recently retained personnel, will provide the Bank with the necessary resources to improve controls over the lending functions, identify any potential areas of concern in a timelier manner, and ensure that future loans comply with the Bank's lending policies and procedures.

Accrual of interest is discontinued on a loan when management believes, after considering economic conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Interest previously accrued but not collected is reversed against current period earnings and interest is recognized on a cash basis when such loans are placed on nonaccrual status. The allowance for loan losses is established through a provision for loan losses charged to earnings. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance represents an amount, which, in management's judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible.

The following table sets forth nonaccrual loans, loans past due 90 days or more and foreclosed real estate at March 31, 2004 and December 31, 2003:

                  NONPERFORMING ASSETS

                                 3/31/2004   12/31/2003
                                -----------  -----------

Nonaccruing loans               $11,819,000  $12,523,000
Loans past due 90 days or more    1,187,000      524,000
Foreclosed real estate            2,289,000    4,547,000
                                -----------  -----------

Totals                          $15,295,000  $17,594,000
                                ===========  ===========

DEPOSITS

Total deposits of $408,584,000 at March 31, 2004 decreased $7,031,000, or 1.7%, from total deposits of $415,615,000 at year-end 2003 primarily due to a reduction in brokered deposits and out of market deposits. The brokered deposits decreased $1,695,000 from year-end 2003 and out of market deposits decreased $1,287,000 from year-end 2003. Deposits are the Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits increased $2,405,000, or 8.6%, from year-end 2003 to March 31, 2004, and interest-bearing deposits decreased $9,436,000, or 2.5%, from year-end 2003.

STOCKHOLDERS' EQUITY

Equity has increased by $1,316,000 from December 31, 2003 to March 31, 2004. The major components of this increase were: (1) three months ended March 31, 2004, net income of $616,214, and (2) increase in the net unrealized gain on available for sale securities of $ 688,435.


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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and sales, and maturities and sales of investment securities. Loans that mature in one year or less equaled approximately $124,773,000 or 31.9% of the total loan portfolio at March 31, 2004.

The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At March 31, 2004, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $13,500,000. The Bank is also a member of the Federal Home Loan Bank of Atlanta. Such membership provides the Bank with additional lines of credit for liquidity needs. This line of credit with the Federal Home Loan Bank of Atlanta is collateralized by a blanket lien on the Bank's single-family mortgage portfolio, as well as certain commercial real estate mortgages. As of March 31, 2004, the Federal Home Loan Bank line of credit permitted borrowings of up to approximately $88 million and as of March 31, 2004, the Bank had borrowed $71 million.

CAPITAL RESOURCES

A strong capital position is vital to the profitability of the Company and the Bank because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization.

On February 22, 2001, Heritage Financial Statutory Trust I ("Heritage Trust"), a Connecticut statutory trust established by the Company, received $10,000,000 in proceeds in exchange for $10,000,000 principal amount of Heritage Trust's 10.20% cumulative trust preferred securities (the "preferred securities") in a pooled trust preferred private placement. The proceeds of that transaction were then used by Heritage Trust to purchase an equal amount of 10.20% subordinated debentures (the "subordinated debentures") of the Company. The Company has fully and unconditionally guaranteed all obligations of Heritage Trust on a subordinated basis with respect to the preferred securities. Subject to certain limitations, the preferred securities qualify as Tier 1 capital and are presented in the Consolidated Statements of Financial Condition as "Guaranteed preferred beneficial interests in the Company's subordinated debentures." The sole asset of Heritage Trust is the subordinated debentures issued by the Company. Both the preferred securities of Heritage Trust and the subordinated debentures of the Company each have 30-year lives. However, both the Company and Heritage Trust have a call option of ten years, subject to regulatory approval, or earlier, depending upon certain changes in tax or investment company laws, or regulatory capital requirements. Beginning January 1, 2004, the Company no longer includes Heritage Trust in its consolidated financial statements due to a recent accounting pronouncement fully described in Note D to the financial statements included elsewhere in this Form 10-Q.

Regulatory authorities are placing increased emphasis on the maintenance of adequate capital. Capital strength is measured in two tiers that are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier 1 capital, which consists of common equity less goodwill and the guaranteed preferred beneficial interest in the Company's subordinated debentures, subject to limitations, amounted to approximately $37,213,000 at March 31, 2004. The Company's Tier 2 capital components are comprised solely of the allowance for loan losses subject to certain limitations. Tier 1 capital plus the Tier 2 capital components is referred to as Total Risk-Based capital and was approximately $42,563,000 at March 31, 2004.

The Company has taken steps to maintain a Tier 1 capital ratio at the Bank of 8%. As of March 31, 2004, the Bank's Tier 1 capital ratio was 8.55%. Although the Company cannot assure that it will be successful in maintaining this capital ratio, management believes that the steps it is taking to access additional capital, implement management changes and enhance internal controls and procedures will enable the Company to achieve these objectives. The Board of Directors and management of the Company and the Bank are actively engaged in the preparation and implementation of strategic business plans for the Company and the Bank, to address, among other things, the immediate and anticipated future capital requirements of the Company and the Bank, taking into account the mix of loans in the Bank's loan portfolio, earnings, and alternative sources of capital.

As of March 31, 2004 and December 31, 2003, the capital ratios of the Bank were as follows:

                                 Regulatory   March 31,    December 31,
                                   Minimum      2004          2003
                                 -----------  ----------  -------------
Tier 1 leverage ratio                     4%       8.55%          8.64%
Tier 1 Risk-based capital ratio           6%      10.54%         10.71%
Total Risk-based capital ratio            8%      11.81%         11.99%


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

SUMMARY

Net income of the Company for the quarter ended March 31, 2004 was $616,000, compared to net income of $550,000 for the same period in 2003, representing a $66,000 increase from prior period income.

NET INTEREST INCOME

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the three months ended March 31, 2004 decreased $1,867,000, or 21.4%, from the same period in 2003. A decrease in the average balances of earning assets accounted for $1,191,000 of this decrease and the decrease in the average rate earned on these assets accounted for $676,000 of the decrease. Interest expense for the three months ended March 31, 2004 decreased $1,303,000, or 29%, over the corresponding period of 2003 due to decreases in interest expense paid on interest-bearing deposits. A decrease in the average balances of interest bearing liabilities accounted for $ 433,000 of this decrease and the decrease in the average rate paid on these liabilities accounted for $ 870,000 of this decrease. As a result of these factors, net interest income decreased $564,000, or 13.4%, for the three months ended March 31, 2004, compared to the same period of 2003. The Bank's net interest margin was 3.19% for the quarter ended March 31, 2004 compared to 3.24% for the quarter ended March 31, 2003.

PROVISION FOR LOAN LOSSES

The provision for loan losses represents the charge against current earnings necessary to maintain the allowance for loan losses at a level which management considers appropriate. This level is determined based upon the Bank's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The Bank recorded a negative provision for loan losses of $779,000 for the three months ended March 31, 2004, compared to a positive provision of $100,000 for the same period of 2003. The negative provision primarily resulted from the reduction in classified loans of $8,505,000 from December 31, 2003, to March 31, 2004. The allowance for loan losses as a percent of outstanding loans, net of unearned income, was 3.24 % at March 31, 2004 compared to 5.16 % at March 31, 2003.


NONINTEREST INCOME

Noninterest income for the three months ended March 31, 2004 was $1,108,000 compared to $926,000 for the same period of 2003. This increase primarily was due to the following: (1) annuity sale income of $82,000 in 2004 and (2) increase in the cash surrender value of life insurance of $111,000, partially offset by a decrease in mortgage banking income of $208,000 and a decrease in gains on sale of investments of $222,000.


NONINTEREST EXPENSES

Noninterest expenses for the three months ended March 31, 2004 were $4,520,000, reflecting a 8.7% increase over the same period of 2003. The primary component of noninterest expenses is salaries and employee benefits, which increased $213,000, or 10.7%, during the three months ended March 31, 2004, compared to the same period in 2003. Occupancy costs increased $73,000, or 13.1%, and other operating expenses increased $77,000, or 4.8%, from the same period in 2003.
The increase in occupancy expense resulted from two operation centers that were leased in the second and third quarter of 2003. The increase in other operating expenses primarily resulted from increases in legal fees as a result of loan credit and collection issues and as a result of outsourcing of the internal audit function in the third quarter of 2003.

INCOME TAXES

The Company attempts to maximize its net income through active tax planning. The provision for income taxes of $307,000 for the three months ended March 31, 2004 decreased $23,000 compared to the same period of 2003. Taxes as a percent of earnings before income taxes were 37.5% for the quarter ended March 31, 2003, and 33.3% for the quarter ended March 31, 2004.


RECENTLY ISSUED ACCOUNTING STANDARDS

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

FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Some of the disclosures in this Quarterly Report on Form 10-Q, including any statements preceded by, followed by or which include the words "may," "could," "should," "will," "would," "hope," "might," "believe," "expect," "anticipate," "estimate," "intend," "plan," "assume" or similar expressions constitute forward-looking statements. These forward-looking statements, implicitly and explicitly, include the assumptions underlying the statements and other information with respect to our beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business, including our expectations and estimates with respect to our revenues, expenses, earnings, return on equity, return on assets, efficiency ratio, asset quality and other financial data and capital and performance ratios. Any forward-looking statements are subject to numerous assumptions, risks and uncertainties because of the possibility of changes in underlying factors and assumptions. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including: recommendations made by or actions taken by banking regulatory authorities; significant changes in the economic scenario from the current anticipated scenario which could materially change anticipated credit quality trends; the value of investment securities and the ability to generate loans; significant delay in or inability to execute strategic initiatives designed to increase capital, reduce non-performing loans and classified assets, grow revenues and control expenses; ability to maintain sufficient liquidity and cash flow and significant changes in accounting, tax or regulatory practices or requirements; changes in interest rates; financial, legal, regulatory or other changes affecting the banking and financial services industries in general; continued intense competition from numerous providers of products and services which compete with the Company's businesses, and other factors listed from time to time in the Company's SEC reports, including, but not limited to, the Annual Report on Form 10-K for the year ended December 31, 2003.

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

The primary objective of Asset/Liability Management at the Company is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate sensitive earning assets and rate sensitive liabilities. The relationship of rate sensitive earning assets to rate sensitive liabilities are the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest-bearing liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of securities over the entire life of these instruments, but places particular emphasis on the first year. The Company's Asset/Liability Management policy requires risk assessment relative to interest pricing and related terms.

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

As of March 31, 2004, there were no substantial changes in the composition of the Company's market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2003. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

(a) The Company carried out an evaluation, under the supervision and participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. However, the Company recently has experienced several changes in top management, and the effectiveness of such disclosure controls and procedures is dependent on the Company's personnel to report any issues or matters required to be disclosed in the Company's SEC filings to the appropriate management personnel on a timely basis.

(b) Management has previously conducted a comprehensive review of the Company's internal control over financial reporting which identified significant weaknesses in the Company's and the Bank's internal control over financial reporting. While management continues to review and modify the Bank's internal controls over financial reporting to remediate those weaknesses there have been no significant changes in either Company's or the Bank's internal control over financial reporting during the first quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.




PART II - OTHER INFORMATION

  ITEM 1  -  LEGAL PROCEEDINGS

Reference is made to the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, under the heading "Item 3 - Legal Proceedings."


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K



(a)     EXHIBITS


Exhibit No.  Exhibit                                                                              Page
-----------  -----------------------------------------------------------------------------------  ----
     10.1      Employment Contract for Michael Hockman                                              25

     31.1      Certification of principal executive officer pursuant to Exchange Act Rule 13a -
               14(a) or 15d - 14(a)                                                                 39

     31.2      Certification of principal financial officer pursuant to Exchange Act Rule 13a -
               14(a) or 15d - 14(a)                                                                 40


     32.1      Chief Executive Officer - Certification required by Exchange Act Rule 13a -
               14 (b) or Rule 15d - 14(b) and 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002                                        41
     32.2      Chief Financial Officer - Certification required by Exchange Act Rule 13a -
               14 (b) or Rule 15d - 14(b) and 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002                                        42



(b)  REPORTS ON FORM 8-K

     During the quarter ended March 31, 2004, the Company filed the following Current Reports on Form 8-K:

     On February 18, 2004, the Company filed a Current Report on Form 8-K with respect to a press release announcing its financial results for the year ended December 31, 2003.

     On March 31, 2004, the Company filed an amended Current Report on Form 8-K/A with respect to a press release announcing its revised financial results for the year ended December 31, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     HERITAGE FINANCIAL HOLDING CORPORATION

                     By:  /s/ Larry R. Mathews           May 13, 2004
                        -------------------------        -------------------
                        Larry R. Mathews                 Date
                        President and
                        Chief Executive Officer


                     By:  /s/ William M. Foshee          May 13, 2004
                        -------------------------        -------------------
                        William M. Foshee                Date
                        Chief Financial Officer