Form 10-Q
period 2004-06-30
HERITAGE FINANCIAL HOLDING
filed 2004-08-12
CIK 1126679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____


                       COMMISSION FILE NUMBER:  000-31823
                     HERITAGE FINANCIAL HOLDING CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                 Delaware                               63 - 1259533
          ----------------------                -------------------------------
         (State of Incorporation)              (IRS Employer Identification No.)




                              211 Lee Street , N.E.
                             Decatur, Alabama  35601
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

     Common  Stock,  $0.01  par  value     Outstanding  at  August  12,  2004:
10,536,260  Shares

                                    FORM 10-Q

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                                  JUNE 30, 2004

                                TABLE OF CONTENTS

                                                                         PAGE NO.
                                                                         --------
Part I -    FINANCIAL INFORMATION

Item 1 -    Financial Statements (Unaudited)

            Consolidated Statements of Financial Condition as of
            June 30, 2004 and December 31, 2003. . . . . . . . . . . . . . . .  3

            Consolidated Statements of Income for the three months
            ended June 30, 2004 and 2003 . . . . . . . . . . . . . . . . . . .  4

            Consolidated Statements of Comprehensive Income for the
            three months ended June 30, 2004 and 2003. . . . . . . . . . . . .  5

            Consolidated Statements of Income for the six months
            ended June 30, 2004 and 2003 . . . . . . . . . . . . . . . . . . .  6

            Consolidated Statements of Comprehensive Income for the
            six months ended June 30, 2004 and 2003. . . . . . . . . . . . . .  7

            Consolidated Statements of Cash Flow for the
            six months ended June 30, 2004 and 2003. . . . . . . . . . . . . .  8

            Notes to Consolidated Financial Statements . . . . . . . . . . . . 10

Item 2 -    Management's Discussion and Analysis of
            Financial Condition and Results of Operations. . . . . . . . . . . 15

Item 3 -    Quantitative and Qualitative Disclosures about Market Risk . . . . 26

Item 4 -    Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . 27


PART II -   Other Information

Item 1 -    Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . 27

Item 4 -    Submission of Matters to a Vote of Security Holders. . . . . . . . 27

Item 5 -    Other Information. . . . . . . . . . . . . . . . . . . . . . . . . 28

Item 6 -    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 28

SIGNATURES

PART  I  -  FINANCIAL  INFORMATION
ITEM  1  -  FINANCIAL  STATEMENTS


                            HERITAGE FINANCIAL HOLDING CORPORATION
                                       AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        JUNE 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003


                                                                   JUNE 30,
                                                                     2004        December 31,
                                                                  (UNAUDITED)        2003
                                                                 -------------  --------------
ASSETS
  Cash and due from banks . . . . . . . . . . . . . . . . . . .  $ 12,578,012   $   8,663,330
  Interest bearing deposits with other banks. . . . . . . . . .       818,151         115,551
  Federal funds sold. . . . . . . . . . . . . . . . . . . . . .             -         632,000
                                                                 -------------  --------------
    CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . .    13,396,163       9,410,881

  Securities available-for-sale . . . . . . . . . . . . . . . .    95,332,898      99,037,992
  Other Investments . . . . . . . . . . . . . . . . . . . . . .     3,987,061       2,897,061
  Mortgage loans held-for-sale. . . . . . . . . . . . . . . . .    19,293,341       5,995,929

  Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . .   394,538,127     385,886,904
  Allowance for loan losses . . . . . . . . . . . . . . . . . .   (11,441,341)    (14,562,283)
                                                                 -------------  --------------
    LOANS, NET. . . . . . . . . . . . . . . . . . . . . . . . .   383,096,787     371,324,621

  Premises and equipment, net . . . . . . . . . . . . . . . . .     7,064,416       7,223,966
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . .     2,236,399       2,391,861
  Cash surrender value of life insurance. . . . . . . . . . . .    11,239,320      11,015,000
  Foreclosed real estate. . . . . . . . . . . . . . . . . . . .     1,146,281       4,546,740
  Other assets. . . . . . . . . . . . . . . . . . . . . . . . .     8,954,549       8,891,753
                                                                 -------------  --------------

      TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . .  $545,747,216   $ 522,735,804
                                                                 -------------  --------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  DEPOSITS
    Noninterest bearing . . . . . . . . . . . . . . . . . . . .  $ 30,328,038   $  28,141,627
    Interest-bearing. . . . . . . . . . . . . . . . . . . . . .   369,031,982     387,473,302
                                                                 -------------  --------------
      TOTAL DEPOSITS. . . . . . . . . . . . . . . . . . . . . .   399,360,020     415,614,929

  Short-term borrowings . . . . . . . . . . . . . . . . . . . .     7,480,000       7,480,000
  Federal funds purchased . . . . . . . . . . . . . . . . . . .    17,336,761         406,073
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . .     1,432,984       1,899,628
  FHLB advances . . . . . . . . . . . . . . . . . . . . . . . .    78,222,156      56,422,156
  Junior subordinated debentures. . . . . . . . . . . . . . . .    10,310,000      10,310,000
  Other liabilities . . . . . . . . . . . . . . . . . . . . . .     1,103,355         497,626
                                                                 -------------  --------------
      TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . .   515,245,276     492,630,412
                                                                 -------------  --------------

STOCKHOLDERS' EQUITY
  Preferred stock - par value $0.01 per share; 10,000,000
    authorized. . . . . . . . . . . . . . . . . . . . . . . . .             -               -
  Common stock ($.01 par value; 40,000,000 shares authorized,
    10,536,260 and 10,510,791 shares issued and outstanding at
    June 30, 2004 and December 31, 2003). . . . . . . . . . . .       105,363         105,108
  Additional paid-in capital. . . . . . . . . . . . . . . . . .    37,413,445      37,322,707
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . .    (5,970,083)     (7,548,144)
  Accumulated other comprehensive income (loss) . . . . . . . .    (1,046,785)        225,721
                                                                 -------------  --------------
      TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . .    30,501,990      30,105,392
                                                                 -------------  --------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . .  $545,747,216   $ 522,735,804
                                                                 -------------  --------------


                 See notes to consolidated financial statements

                          HERITAGE FINANCIAL HOLDING CORPORATION
                                     AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF INCOME

                         THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                        (UNAUDITED)


                                                                     THREE MONTHS ENDED
                                                                           JUNE 30,
                                                                   -----------------------
                                                                      2004        2003
                                                                   ----------  -----------
INTEREST INCOME
  Interest and fees on loans. . . . . . . . . . . . . . . . . . .  $6,058,885  $6,939,758
  Interest and dividends on securities:
    Taxable securities. . . . . . . . . . . . . . . . . . . . . .     919,761     330,519
    Nontaxable securities . . . . . . . . . . . . . . . . . . . .      29,682      17,058
  Interest on deposits with other banks . . . . . . . . . . . . .         736       1,262
  Interest earned on federal funds sold and securities purchased.           7      38,117
                                                                   ----------  -----------
    TOTAL INTEREST INCOME . . . . . . . . . . . . . . . . . . . .   7,009,071   7,326,714
                                                                   ----------  -----------

INTEREST EXPENSE
  Interest on deposits. . . . . . . . . . . . . . . . . . . . . .   2,317,887   3,438,018
  Interest on FHLB borrowings . . . . . . . . . . . . . . . . . .     496,703     244,500
  Interest on fed funds purchased . . . . . . . . . . . . . . . .      35,688           -
  Interest on short-term borrowings . . . . . . . . . . . . . . .      68,440      59,560
  Interest on junior subordinated debentures. . . . . . . . . . .     262,905     270,810
                                                                   ----------  -----------
    TOTAL INTEREST EXPENSE. . . . . . . . . . . . . . . . . . . .   3,181,623   4,012,888
                                                                   ----------  -----------

NET INTEREST INCOME . . . . . . . . . . . . . . . . . . . . . . .   3,827,448   3,313,826
  Provision for loan losses . . . . . . . . . . . . . . . . . . .      18,141    (616,200)
                                                                   ----------  -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES . . . . . . .   3,809,307   3,930,026

NONINTEREST INCOME
  Customer service fees . . . . . . . . . . . . . . . . . . . . .     326,083     286,090
  Mortgage banking fee income . . . . . . . . . . . . . . . . . .     755,592   1,233,142
  Investment security gains (losses). . . . . . . . . . . . . . .     593,813     (37,580)
  Gains (losses) on sale of foreclosed real estate. . . . . . . .      31,323     (93,950)
  Other operating income. . . . . . . . . . . . . . . . . . . . .     386,526     250,144
                                                                   ----------  -----------
    TOTAL NONINTEREST INCOME. . . . . . . . . . . . . . . . . . .   2,093,337   1,637,846
                                                                   ----------  -----------

NONINTEREST EXPENSES
  Salaries and employee benefits. . . . . . . . . . . . . . . . .   2,408,072   2,358,290
  Occupancy and equipment expense . . . . . . . . . . . . . . . .     604,316     562,175
  Other operating expenses. . . . . . . . . . . . . . . . . . . .   1,440,597   1,873,581
                                                                   ----------  -----------
    TOTAL NONINTEREST EXPENSES. . . . . . . . . . . . . . . . . .   4,452,985   4,794,046
                                                                   ----------  -----------

Income before income taxes. . . . . . . . . . . . . . . . . . . .   1,449,659     773,826
Provision for income tax expense. . . . . . . . . . . . . . . . .     487,812     289,238
                                                                   ----------  -----------

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  961,847  $  484,588
                                                                   ==========  ===========

BASIC EARNINGS PER COMMON SHARE . . . . . . . . . . . . . . . . .  $      .09         .05
                                                                   ==========  ===========

DILUTED EARNINGS PER COMMON SHARE . . . . . . . . . . . . . . . .  $      .09  $      .04
                                                                   ==========  ===========


                 See notes to consolidated financial statements

                                 HERITAGE FINANCIAL HOLDING CORPORATION
                                            AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                               THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                              (UNAUDITED)


                                                                                  THREE MONTHS ENDED
                                                                                       JUNE 30,
                                                                              -------------------------
                                                                                  2004         2003
                                                                              ------------  -----------
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   961,847   $  484,588

Other comprehensive income (loss) , net of tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during the period,
      net of tax of $(808,285) and $(20,589) . . . . . . . . . . . . . . . .   (1,569,024)     (39,967)
    Reclassification adjustments for (gains) losses included in net income,
      net of tax of $(201,896)  and $12,777. . . . . . . . . . . . . . . . .     (391,917)      24,803
                                                                              ------------  -----------
      Other comprehensive income  (loss) . . . . . . . . . . . . . . . . . .   (1,960,941)     (15,164)
                                                                              ------------  -----------

COMPREHENSIVE INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (999,095)  $  469,424
                                                                              ------------  -----------

                              HERITAGE FINANCIAL HOLDING CORPORATION
                                       AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF INCOME

                           SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                         (UNAUDITED)


                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                   --------------------------
                                                                       2004          2003
                                                                   ------------  ------------
INTEREST INCOME
  Interest and fees on loans. . . . . . . . . . . . . . . . . . .  $11,907,643   $15,547,344
  Interest and dividends on securities:
    Taxable securities. . . . . . . . . . . . . . . . . . . . . .    1,895,216       700,005
    Nontaxable securities . . . . . . . . . . . . . . . . . . . .       48,366        34,127
  Interest on deposits with other banks . . . . . . . . . . . . .        1,392         2,762
  Interest earned on federal funds sold and securities purchased.          566        80,859
                                                                   ------------  ------------
    TOTAL INTEREST INCOME . . . . . . . . . . . . . . . . . . . .   13,853,183    16,365,097
                                                                   ------------  ------------

INTEREST EXPENSE
  Interest on deposits. . . . . . . . . . . . . . . . . . . . . .    4,706,774     7,382,068
  Interest on FHLB borrowings . . . . . . . . . . . . . . . . . .      962,533       489,000
  Interest on fed funds purchased . . . . . . . . . . . . . . . .       46,247             -
  Interest on short-term borrowings . . . . . . . . . . . . . . .      137,625       116,148
  Interest on junior subordinated debentures. . . . . . . . . . .      525,810       525,810
                                                                   ------------  ------------
    TOTAL INTEREST EXPENSE. . . . . . . . . . . . . . . . . . . .    6,378,989     8,513,026
                                                                   ------------  ------------

NET INTEREST INCOME . . . . . . . . . . . . . . . . . . . . . . .    7,474,194     7,852,071
  Provision for loan losses . . . . . . . . . . . . . . . . . . .     (760,412)     (516,200)
                                                                   ------------  ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES . . . . . . .    8,234,606     8,368,271

NONINTEREST INCOME
  Customer service fees . . . . . . . . . . . . . . . . . . . . .      625,804       515,375
  Mortgage banking fee income . . . . . . . . . . . . . . . . . .    1,079,657     1,437,763
  Investment security gains (losses). . . . . . . . . . . . . . .      593,813       184,765
  Gains (losses) on sale of foreclosed real estate. . . . . . . .       73,540      (221,600)
  Other operating income. . . . . . . . . . . . . . . . . . . . .      738,345       320,276
                                                                   ------------  ------------
    TOTAL NONINTEREST INCOME. . . . . . . . . . . . . . . . . . .    3,111,159     2,236,579
                                                                   ------------  ------------

NONINTEREST EXPENSES
  Salaries and employee benefits. . . . . . . . . . . . . . . . .    4,615,804     4,352,926
  Occupancy and equipment expense . . . . . . . . . . . . . . . .    1,234,886     1,119,751
  Other operating expenses. . . . . . . . . . . . . . . . . . . .    3,121,892     3,478,321
                                                                   ------------  ------------
    TOTAL NONINTEREST EXPENSES. . . . . . . . . . . . . . . . . .    8,972,582     8,950,998
                                                                   ------------  ------------

Income before income taxes. . . . . . . . . . . . . . . . . . . .    2,373,183     1,653,852
Provision for income tax expense. . . . . . . . . . . . . . . . .      795,122       619,205
                                                                   ------------  ------------

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,578,061   $ 1,034,647
                                                                   ============  ============

BASIC EARNINGS PER COMMON SHARE . . . . . . . . . . . . . . . . .  $       .15           .11
                                                                   ============  ============

DILUTED EARNINGS PER COMMON SHARE . . . . . . . . . . . . . . . .  $       .14   $       .11
                                                                   ============  ============

                             HERITAGE FINANCIAL HOLDING CORPORATION
                                       AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                            SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                          (UNAUDITED)



                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                     -------------------------
                                                                         2004         2003
                                                                     ------------  -----------
NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,578,061   $1,034,647

Other comprehensive income (loss) , net of tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during the period,
      net of tax of $(453,637) and $63,092. . . . . . . . . . . . .     (880,589)     122,472
    Reclassification adjustments for gains included in net income,
      net of tax of $201,896 and $62,820. . . . . . . . . . . . . .     (391,917)    (121,945)
                                                                     ------------  -----------
      Other comprehensive income (loss) . . . . . . . . . . . . . .   (1,272,506)         527
                                                                     ------------  -----------

COMPREHENSIVE INCOME. . . . . . . . . . . . . . . . . . . . . . . .  $   305,555   $1,035,174
                                                                     ------------  -----------

                          HERITAGE FINANCIAL HOLDING CORPORATION
                                     AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                          SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                        (UNAUDITED)



                                                                    Six Months Ended
                                                                        June 30,
                                                              ----------------------------
                                                                  2004           2003
                                                              -------------  -------------
OPERATING ACTIVITIES
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $  1,578,061   $  1,034,647
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Provision for loan losses. . . . . . . . . . . . . . . .      (760,412)      (516,200)
    Depreciation, amortization, and accretion. . . . . . . .       921,658        550,602
    Loss (gain) on sale of other real estate . . . . . . . .       (73,540)       221,600
    Loss  on sale of premises and equipment                          6,300            ---
    Realized investment security gains . . . . . . . . . . .      (593,813)      (184,765)
    Compensatory options (tax benefit forfeited)                       ---         (5,803)
    Changes in:
      Accrued interest receivable. . . . . . . . . . . . . .       155,462        988,442
      Accrued interest payable . . . . . . . . . . . . . . .      (466,644)    (1,265,731)
      Cash surrender value of life insurance                      (224,320)           ---
      Mortgage loans held-for-sale . . . . . . . . . . . . .   (13,297,412)    (7,153,638)
      Other assets . . . . . . . . . . . . . . . . . . . . .       592,743      1,080,348
      Other liabilities. . . . . . . . . . . . . . . . . . .       605,728        595,211
                                                              -------------  -------------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.   (11,556,195)    (4,655,287)
                                                              -------------  -------------

INVESTING ACTIVITIES
  Purchases of securities available-for-sale . . . . . . . .   (27,318,615)   (77,197,843)
  Proceeds from sales of securities available for sale . . .    20,404,102     14,487,862
  Proceeds from calls, paydowns and maturities of
    securities available-for-sale. . . . . . . . . . . . . .     8,940,870     58,416,492
  Proceeds from sale of  other investments                         250,000            ---
  Purchases of other investments                                (1,340,000)           ---
  Net (increase) decrease in loans to customers. . . . . . .   (11,523,449)    65,809,094
  Purchases of premises and equipment. . . . . . . . . . . .      (444,197)      (321,299)
  Proceeds from disposition of premises and equipment. . . .        20,297          8,474
  Proceeds from disposition of foreclosed real estate. . . .     3,985,696      2,498,729
  Writedowns of other real estate                                      ---        765,042
                                                              -------------  -------------

    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES. . .    (7,025,292)    64,466,551
                                                              -------------  -------------

                         HERITAGE FINANCIAL HOLDING CORPORATION
                                    AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                        SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                      (UNAUDITED)


                                                                 Six Months Ended
                                                                     June 30,
                                                           ----------------------------
                                                               2004           2003
                                                           -------------  -------------
FINANCING ACTIVITIES

  Net decrease in deposits. . . . . . . . . . . . . . . .   (16,254,909)   (63,547,116)
  Proceeds from issuance of stock . . . . . . . . . . . .        80,974      2,200,209
  Proceeds from federal funds purchased . . . . . . . . .    16,930,688            ---
  Proceeds from FHLB advances . . . . . . . . . . . . . .    21,800,000            ---
  Proceeds from short-term debt . . . . . . . . . . . . .           ---        830,000
  Proceeds from exercise of stock options . . . . . . . .        10,020      2,601,300
                                                           -------------  -------------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    22,556,773    (57,915,607)
                                                           -------------  -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . .     3,985,282      1,895,657
Cash and Cash Equivalents at Beginning of Period. . . . .     9,410,881     19,538,515
                                                           -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . . . . .  $ 13,396,165     21,434,172
                                                           -------------  -------------



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the period for:
    Interest. . . . . . . . . . . . . . . . . . . . . . .  $  6,845,633   $  9,778,757
    Taxes                                                           ---            ---


Noncash investing and financing activities:
    Change in other comprehensive, net. . . . . . . . . .  $ (1,272,506)  $        527
    Transfer of loans to other real estate. . . . . . . .  $    511,696   $  2,375,999

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                                  JUNE 30, 2004


NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Heritage Financial Holding Corporation and its subsidiary Heritage Bank (the "Bank") collectively, the Company. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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


NOTE B - INCOME TAXES

The effective tax rates of approximately 33.50 % and 37.40 % for the six months ended June 30, 2004 and 2003, respectively, differ from the statutory rate principally because of the effect of state income taxes.


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

At June 30, 2004, the Company had net unrealized losses of approximately $1,586,000 in available-for-sale securities which are reflected in the presented assets and resulted in a decrease in stockholders' equity of $1,047,000, net of deferred taxes. There were no held-to-maturity or trading securities at June 30, 2004 or December 31, 2003.

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

The Company now applies the provisions of FIN 46 to its wholly-owned subsidiary trust that issued capital securities to third-party investors. The application of FIN 46 resulted in the deconsolidation of the wholly-owned subsidiary trust. Deconsolidation resulted in increases in other assets and trust preferred securities of $310,000 as of June 30, 2004 and December 31, 2003.


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


Management's focus on addressing asset quality, loan and audit issues has resulted in a substantial decrease in loan loss reserves during 2003 and 2004 and an increase in the Bank's Tier I leverage ratio to 8.53% as of June 30, 2004. Management continues to be vigilant in its review of the Bank's loan portfolio, as an increase in classified loans and other loan-related issues could trigger additional restrictions on the Bank's operations.

On July 15, 2004, the Company and The Peoples Holding Company ("Peoples") entered into a definitive merger agreement. According to the agreement, the Company will merge with and into Peoples, and each Company shareholder may elect to receive one of the three following options: (1) 0.200 shares of Peoples common stock for each share of Company common stock, (2) $6.25 in cash for each share of Company common stock, or (3) a combination of 40% cash and 60% common stock at the same exchange ratio listed above, subject to the overall limitation that the aggregate stock consideration will equal approximately 60% of the total consideration received by Company shareholders. The merger is expected to close in the first quarter of 2005 and is subject to certain closing conditions and regulatory approval.

NOTE F - STOCK-BASED COMPENSATION

The Company has long-term incentive stock option plans and an employee stock purchase plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations using the intrinsic value based method, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. No stock-based employee compensation cost has been reflected in net income for these plans. Net income and earnings per share would not be materially different during the three and six month periods ended June 30, 2004 and 2003 if the Company had applied the fair value based method of SFAS No. 123. The fair value for these options was estimated at the dates of grant using the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.


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

The following represents the Company's commitments to extend credit and standby letters of credit as of June 30, 2004 and December 31, 2003:

                                                 June 30,    December 31,
                                                   2004          2003
                                               -----------  -------------
Commitments to extend credit . . . . . . . .   $29,268,000  $  34,936,000

Standby and commercial letters of credit . .     2,517,000      3,303,000
                                               -----------  -------------

Total commitments. . . . . . . . . . . . . .   $31,785,000  $  38,239,000
                                               -----------  -------------

NOTE H - EARNINGS PER SHARE

Basic earnings per share are based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the three and six months ended June 30, 2004 and 2003 presented in the financial statements were calculated as follows:


                                               2004                                 2003
                                            -----------                          ----------
                                              Common     Per Share      Net        Common     Per Share
                               Net Income     Share       Amount       Income      Share       Amount
For the quarters ended June
30, 2004 and 2003
Basic earnings per share       $   961,847  10,519,270  $      .09   $  484,588  10,408,868  $      .05

Effect of stock options                  -     531,035        0.00            -     654,441        (.01)
                               -----------  ----------  -----------  ----------  ----------  -----------

Diluted earnings per share     $   961,847  11,050,305  $      .09   $  484,588  11,063,309  $      .04
                               ===========  ==========  ===========  ==========  ==========  ===========

                                               2004                                 2003
                                            -----------                          ----------
                                            Common      Per Share    Net         Common      Per Share
                               Net Income   Share       Amount       Income      Share       Amount
For the six months ended June
30, 2004 and 2003
Basic earnings per share       $ 1,578,061  10,516,194  $      .15   $1,034,647   9,677,464  $      .11

Effect of stock options                  -     532,181       (0.01)           -   1,106,259         .00
                               -----------  ----------  -----------  ----------  ----------  -----------

Diluted earnings per share     $ 1,578,067  11,048,375  $      .14   $1,034,647  10,783,723  $      .11
                               ===========  ==========  ===========  ==========  ==========  ===========

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Heritage Financial Holding Corporation (the "Company") is primarily engaged in the business of directing and planning the activities of its wholly owned subsidiary, Heritage Bank (the "Bank"). The Company's primary asset is its investment in the Bank.

The consolidated operating results of the Company include those of the Company and the Bank. All significant intercompany transactions and balances have been eliminated in consolidation. The operating results of the Company depend primarily on net interest income, which is the difference between interest income on interest-earning assets, primarily loans and investment securities, and interest expense on interest-bearing liabilities, primarily deposits and advances from the Federal Home Loan Bank ("FHLB") and other sources. Net earnings are also affected by non-interest income and non-interest expenses, such as fees, compensation and benefits, building and occupancy expense, and other expenses.

The discussion and analysis included herein covers material changes in financial condition, liquidity and capital resources that have occurred since December 31, 2003, as well as certain material changes in results of operations during the three and six months ended June 30, 2004 as compared to the same periods in 2003.

This discussion is intended to assist in an understanding of the Company and its subsidiary's financial condition and results of operations. Unless the context otherwise indicates, "the Company" shall include the Company and its subsidiary. This analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Item 1 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

OVERVIEW

The Bank is a $544 million financial institution with community banking offices, operations and team members located principally in Morgan, Madison, Marshall and Jefferson County, Alabama. We gather substantially all of our deposits in these market areas. We use these deposits, as well as other financing sources, to fund our loan and investment portfolios. We earn interest income on our loans and investments. In addition, we generate noninterest income from a number of sources including deposit and loan services, mortgage originations, and investment securities. Our principal noninterest expenses are salaries and benefits, occupancy, data processing and other administrative expenses. Our financial results are affected by our credit quality, the economic environment, including interest rates, consumer and business confidence and spending, as well as the competitive conditions within our industry.

We reported net income of $1,578,000 for the first six months of 2004. Net income increased 53% over the $1,035,000 reported in the first six months of 2003. Diluted earnings per share for the first six months of 2004 were $.14 per share versus $.11 per share in the prior year period.

During the first half of 2004, we experienced an increase in assets, as total assets increased $23,011,000 (4.4%) to $545,747,000 from the 2003 year-end balance. On a year-over-year basis, total assets increased $10,052,000 (1.9%) from the $535,695,000 balance at June 30, 2003. At the end of the first half of 2004, total net loans were $383,097,000, an increase of $11,772,000 (3.2%) from year-end, but a decrease of
approximately $45.1 million (10.5%) on a year-over-year basis. Deposits decreased $16,255,000 (3.9%) in the first half of 2004 to $399,360,000 from the 2003 year-end balance. Deposits decreased $62,724,000 (13.6%) on a year-over-year basis from June 30, 2003 to June 30, 2004.

At June 30, 2004, non-performing assets totaled $11,639,000, a decrease of $5,955,000 from the December 31, 2003 balance of $17,594,000. The ratio of non-performing assets to total assets decreased from 3.37% at December 31, 2003 to 2.10% at June 30, 2004. The ratio of non-performing loans to total loans decreased from 3.51% to 2.74% during the first half of 2004.

The Bank ended the first half of 2004 with a Tier 1 risk-based capital ratio of 10.78% and a total risk-based capital ratio of 12.04% compared to 9.23% and 10.53% at the end of the first half of 2003.

The following table provides a summary of the major elements of income and expense for the periods indicated.

CONDENSED  COMPARATIVE  INCOME  STATEMENT

                                                             Percentage
                                      Three months ended       Change
                                           June 30,           Increase
In Thousands (except percentages)     2004         2003      (Decrease)
                                   -----------  -----------  -----------

Interest Income                    $    7,009   $    7,327        (4.3%)
Interest Expense                        3,182        4,013       (20.7%)
                                   -----------
Net interest income                     3,827        3,314         15.5%
Provision for loan losses                  18         (616)     (102.9%)
                                   -----------  -----------
Net interest income after
  provision for loan losses             3,809        3,930        (3.1%)
Noninterest income                      2,093        1,638         27.8%
Noninterest expense                     4,453        4,794        (7.1%)
                                   -----------  -----------
Income before income taxes              1,450          774         87.3%
Income taxes                              488          289         68.7%
                                   -----------  -----------
Net income                         $      962   $      485         98.4%
                                   ===========  ===========


                                                              Percentage
                                       Six months ended         Change
                                            June 30,           Increase
In Thousands (except percentages)        2004         2003    (Decrease)
                                   -----------  -----------  -----------

Interest Income                    $   13,853   $   16,365       (15.4%)
Interest Expense                        6,379        8,513       (25.1%)
                                   -----------  -----------
Net interest income                     7,474        7,852        (4.8%)
Provision for loan losses                (760)        (516)        47.3%
                                   -----------  -----------
Net interest income after
  provision for loan losses             8,235        8,368        (1.6%)
Noninterest income                      3,111        2,237         39.1%
Noninterest expense                     8,973        8,951           .2%
                                   -----------  -----------
Income before income taxes              2,373        1,654         43.5%
Income taxes                              795          619         28.4%
                                   -----------  -----------
Net income                         $    1,578   $    1,035         52.5%
                                   ===========  ===========

HIGHLIGHTS

During the first half of 2004, we continued to work diligently to resolve issues with the credit quality of our loan portfolio, revise our lending and loan review policies and address any substandard loans remaining on our books. As a result, we have continued to reduce our nonperforming assets to $11,639,000 at June 30, 2004, from $17,594,000 at December 31, 2003. We also continued our efforts to originate new loans consistent with the Bank's strengthened credit standards, and had net originations totaling $11.5 million during the first half of 2004.

CHALLENGES

While we continued our progress in the reduction of nonperforming assets, we faced, and will continue to face, challenges to our continued growth. We experienced a decrease of $16 million in deposits during the first half of 2004, although much of this decrease was in brokered and out of area deposits. Deposits are the primary source of funds for supporting our earning assets, and we continue to strive toward a greater share of the deposit market in our area.




FINANCIAL  CONDITION

JUNE  30,  2004  COMPARED  TO  DECEMBER  31,  2003

LOANS

Loans comprised the largest category of the Company's earning assets on June 30, 2004. Loans, net of allowance for loan losses, were 70.2% of total assets at June 30, 2004, and 71.0% of total assets at December 31, 2003. Total net loans were $383,097,000 at June 30, 2004, representing a 3.2% increase from the December 31, 2003 total of $371,325,000. During 2004, the Company transferred $512,000 of loans to foreclosed real estate, $2.4 million in net loans were charged off, a negative provision of $760,000 was recorded and net originations totaled $11.5 million. Management intends to continue efforts to originate new loans consistent with the Bank's strengthened credit standards. Mortgage loans held for sale increased from $6 million at December 31, 2003, to $19.3 million at June 30, 2004. This increase primarily resulted from the creation of the wholesale mortgage division in the first quarter of 2004.

ALLOWANCE  FOR  LOAN  LOSSES

When determining the adequacy of the allowance for loan losses, management considers changes in the size and character of the loan portfolio, changes in non-performing and past due loans, regulatory classification of assets, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, existing and prospective economic conditions, and other factors. The allowance for loan losses decreased $3,121,000 during the six months ended June 30, 2004 to $11,441,000 at June 30, 2004 from $14,562,000 at December 31, 2003. Net charge offs in an aggregate amount of $2.4 million and the negative provision of $760,000 accounted for the decrease in the allowance for loan losses. The allowance for loan losses represented 2.90% and 3.77% of loans receivable at June 30, 2004 and December 31, 2003, respectively. (See further discussion in "Provision for Loan Losses" below.)

In the opinion of management, the allowance for loan losses was adequate at June 30, 2004 to provide for potential loan losses in the loan portfolio at that date. While management believes it has established its existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America, there can be no assurance that the Bank will not be required to increase the allowance in the future. Such increases could have a material adverse effect on the Bank's financial condition and results of operations. Losses ultimately confirmed will vary from original estimates as adjustments are made in the period in which these factors and other considerations become known.

Changes in the allowance for loan losses for the six months ended June 30, 2004 and 2003 were as follows:


                                      2004          2003
                                  ------------  ------------
Balance at beginning of the year  $14,562,000   $26,991,000

Charge-offs                        (2,578,000)   (4,467,000)

Recoveries                            217,000       181,000
                                  --------------------------
     Net charge-offs               (2,360,000)   (4,286,000)

Provision for loan losses            (760,000)     (516,000)
                                  --------------------------

Balance as of June 30             $11,441,000   $22,189,000
                                  ============  ============



INVESTMENT  SECURITIES  AND  OTHER  EARNING  ASSETS

The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Federal funds sold are a tool in managing the daily cash position of the Company. Investment securities decreased $3,705,000 from December 31, 2003 to $95,333,000 at June 30, 2004. Federal funds sold decreased $632,000 from December 31, 2003.



ASSET  QUALITY

Between December 31, 2003 and June 30, 2004, the Company experienced a decrease in nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities and other real estate). Total nonperforming assets decreased from $17,594,000 to $11,639,000 during this period. The ratio of nonperforming assets to total assets decreased from 3.37% to 2.13% and the ratio of nonperforming loans to total loans decreased from 3.51% to 2.74% during the first six months of 2004. The reduction in this ratio is the result of management's aggressive efforts to increase credit quality. The ratio of loan loss allowance to total nonperforming assets increased from 82.77% to 98.30%
during this same period. The Company competes for loans, and has made certain loans to businesses, along the Birmingham-Huntsville-Decatur, Alabama high-tech corridor. During the past year, the high tech industry segment has experienced and continues to experience a more significant downturn compared with other sectors of the economy. The Company and the Bank have taken steps to intensively monitor its overall loan portfolio; including the hiring of additional personnel to monitor credit quality and adherence to credit policies and procedures. Management believes that these additions, as well as additional recently retained personnel, will provide the Bank with the necessary resources to improve controls over the lending functions, identify any potential areas of concern in a timelier manner, and ensure that future loans comply with the Bank's lending policies and procedures.

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

The following table sets forth nonaccrual loans, loans past due 90 days or more and foreclosed real estate at June 30, 2004 and December 31,2003:

                              NONPERFORMING ASSETS

                                 6/30/2004   12/31/2003
                                -----------  -----------
Nonaccruing loans               $ 9,679,000  $12,523,000
Loans past due 90 days or more      814,000      524,000
Foreclosed real estate            1,146,000    4,547,000
                                -----------  -----------

Totals                          $11,639,000  $17,594,000
                                ===========  ===========


DEPOSITS

Total deposits of $399,360,000 at June 30, 2004 decreased $16,255,000, or 3.9%, from total deposits of $415,615,000 at year-end 2003 primarily due to a reduction in brokered deposits and out of market deposits. The brokered deposits decreased $1,695,000 from year-end 2003 and out of market deposits decreased $9,009,000 from year-end 2003. We have also experienced decreases in other interest bearing accounts during 2004 as we continue to build our core customer deposit base. Deposits are the Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits increased $2,186,000, or 7.8%, from year-end 2003 to June 30, 2004, and interest-bearing deposits decreased $18,441,000, or 4.8%, from year-end 2003.

STOCKHOLDERS'  EQUITY

Equity has increased by $397,000 from December 31, 2003 to June 30, 2004. The major components of this increase were: (1) six months ended June 30, 2004, net income of $1,578,061, and (2) stock issuance of $90,993. Offsetting this was an increase in the net unrealized loss on available for sale securities of $ 1,272,506.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and sales, and maturities and sales of investment securities. Loans that mature in one year or less equaled approximately $125,268,000 or 31.8% of the total loan portfolio at June 30, 2004.

The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At June 30, 2004, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $23,500,000. The Bank is also a member of the Federal Home Loan Bank of Atlanta. Such membership provides the Bank with additional lines of credit for liquidity needs. This line of credit with the Federal Home Loan Bank of Atlanta is collateralized by a blanket lien on the Bank's single-family mortgage portfolio, as well as certain commercial real estate mortgages. As of June 30, 2004, the Federal Home Loan Bank line of credit permitted borrowings of up to approximately $81 million and as of June 30, 2004, the Bank had borrowed $78 million.

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

Regulatory authorities are placing increased emphasis on the maintenance of adequate capital. Capital strength is measured in two tiers that are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier 1 capital, which consists of common equity less goodwill and the guaranteed preferred beneficial interest in the Company's subordinated debentures, subject to limitations, amounted to approximately $38,018,000 at June 30, 2004. The Company's Tier 2 capital components are comprised solely of the allowance for loan losses subject to certain limitations. Tier 1 capital plus the Tier 2 capital components is referred to as Total Risk-Based capital and was approximately $43,336,000 at June 30, 2004.

The Company has taken steps to maintain a Tier 1 capital ratio at the Bank of 8%. As of June 30, 2004, the Bank's Tier 1 capital ratio was 8.53%. Although the Company cannot assure that it will be successful in maintaining this capital ratio, management believes that the steps it is taking to access additional capital, implement management changes and enhance internal controls and procedures will enable the Company to achieve these objectives. The Board of Directors and management of the Company and the Bank are actively engaged in the preparation and implementation of strategic business plans for the Company and the Bank, to address, among other things, the immediate and anticipated future capital requirements of the Company and the Bank, taking into account the mix of loans in the Bank's loan portfolio, earnings, and alternative sources of capital.

As of June 30, 2004 and December 31, 2003, the capital ratios of the Bank were as follows:

                                 Regulatory   June 30,   December 31,
                                   Minimum      2004         2003
                                 -----------  ---------  -------------
Tier 1 leverage ratio                     4%      8.53%          8.64%

Tier 1 Risk-based capital ratio           6%     10.78%         10.71%

Total Risk-based capital ratio.           8%     12.04%         11.99%


RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  JUNE  30,  2004  AND  2003

SUMMARY

Net income of the Company for the quarter ended June 30, 2004 was $962,000, compared to net income of $485,000 for the same period in 2003, representing a $477,000 increase from prior period income.

NET  INTEREST  INCOME

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the three months ended June 30, 2004 decreased $317,000, or 4.3%, from the same period in 2003. A decrease in the average balances of earning assets accounted for $457,000 of this decrease. An increase in the average rate earned on these assets offset this decrease by $140,000. Interest expense for the three months ended June 30, 2004 decreased $831,000, or 20.7%, over the corresponding period of 2003 due to decreases in interest expense paid on interest-bearing deposits. A decrease in the average balances of interest bearing liabilities accounted for $ 36,000 of this decrease and the decrease in the average rate paid on these liabilities accounted for $ 795,000 of this decrease. As a result of these factors, net interest income increased $514,000, or 15.5%, for the three months ended June 30, 2004, compared to the same period of 2003. The Bank's net interest margin was 3.05% for the quarter ended June 30, 2004 compared to 2.55% for the quarter ended June 30, 2003.



PROVISION  FOR  LOAN  LOSSES

The provision for loan losses represents the charge against current earnings necessary to maintain the allowance for loan losses at a level which management considers appropriate. This level is determined based upon the Bank's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The Bank recorded a provision for loan losses of $18,000 for the three months ended June 30, 2004, compared to a negative provision of $616,000 for the same period of 2003. The 2004 provision primarily resulted from the credit rating changes for the 2004 period. The allowance for loan losses as a percent of outstanding loans, net of unearned income, was 2.90 % at June 30, 2004 compared to 4.72 % at June 30, 2003.

NONINTEREST  INCOME

Noninterest income for the three months ended June 30, 2004 was $2,093,000 compared to $1,638,000 for the same period of 2003. This increase primarily was due to the following: (1) annuity sale income of $58,000 in 2004 (2) increase in the cash surrender value of life insurance of $113,000, and (3) an increase in the gain on sale of investments of $631,000 and (4) a gain on the sale of foreclosed real estate of $31,000 in 2004 versus a loss of $94,000 for the same period in 2003. Partially offsetting this increase was a decrease in mortgage banking income of $477,000 This decrease was the result of the decreased volume of refinancing in 2004.



NONINTEREST  EXPENSES

Noninterest expenses for the three months ended June 30, 2004 were $4,453,000, reflecting a 7.1% increase over the same period of 2003. The primary component of noninterest expenses is salaries and employee benefits, which increased $50,000, or 2.1%, during the three months ended June 30, 2004, compared to the same period in 2003. Occupancy costs increased $42,000, or 7.5%, and other operating expenses decreased $433,000, or 23.1%, from the same period in 2003. The increase in occupancy expense resulted from two operation centers that were leased in the second and third quarter of 2003. The decrease in other operating expenses primarily resulted from the following: (1) decreased advertising expense of $60,000, (2) decrease in other real estate and collection expenses of $62,000, (3) decrease in FDIC insurance expense of $105,000 and (4) a decease in other professional services of $49,000.

INCOME  TAXES

The Company attempts to maximize its net income through active tax planning. The provision for income taxes of $488,000 for the three months ended June 30, 2004 decreased $199,000 compared to the same period of 2003. Taxes as a percent of earnings before income taxes were 33.7% for the quarter ended June 30, 2003, and 37.4% for the quarter ended June 30, 2004.


SIX MONTHS ENDED JUNE 30, 2004 AND 2003

SUMMARY

Net income of the Company for the six months ended June 30, 2004 was $1,578,000, compared to net income of $1,035,000 for the same period in 2003, representing a $543,000 increase from prior period income.

NET  INTEREST  INCOME

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the six months ended June 30, 2004 decreased $2,512,000, or 15.4%, from the same period in 2003. A decrease in the average balances of earning assets accounted for $1,854,000 of this decrease and the decrease in the average rate earned on these assets accounted for $658,000 of the decrease. Interest expense for the six months ended June 30, 2004 decreased $2,134,000, or 25.1%, over the corresponding period of 2003 due to decreases in interest expense paid on interest-bearing deposits. A decrease in the average balances of interest bearing liabilities accounted for $ 1,002,000 of this decrease and the decrease in the average rate paid on these liabilities accounted for $ 1,132,000 of this decrease. As a result of these factors, net interest income decreased $378,000, or 4.8%, for the six months ended June 30, 2004, compared to the same period of 2003. The Bank's net interest margin was 3.27% for the six months ended June 30, 2004 compared to 3.13% for the same period in 2003.



PROVISION  FOR  LOAN  LOSSES

The provision for loan losses represents the charge against current earnings necessary to maintain the allowance for loan losses at a level which management considers appropriate. This level is determined based upon the Bank's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The Bank recorded a negative provision for loan losses of $760,000 for the six months ended June 30, 2004, compared to a negative provision of $516,000 for the same period of 2003. The negative provision primarily resulted from the reduction in classified loans of $16,188,000 from December 31, 2003, to June 30, 2004. The allowance for loan losses as a percent of outstanding loans, net of unearned income, was 2.90 % at June 30, 2004 compared to 4.93 % at June 30, 2003.

NONINTEREST  INCOME

Noninterest income for the six months ended June 30, 2004 was $3,111,000 compared to $2,237,000 for the same period of 2003. This increase primarily was due to the following: (1) annuity sale income of $140,000 in 2004 and (2) increase in the cash surrender value of life insurance of $224,000, (3) an increase in the gain on sale of investments of $409,000 and (4) a gain on the sale of foreclosed real estate of $74,000 in 2004 versus a loss of $222,000 for the same period in 2003. Partially offsetting this was a decrease in mortgage banking income of $358,000. This decrease was the result of the decreased volume of refinancing in 2004.

NONINTEREST  EXPENSES

Noninterest expenses for the six months ended June 30, 2004 were $8,973,000, reflecting a .24% increase over the same period of 2003. The primary component of noninterest expenses is salaries and employee benefits, which increased $263,000, or 6.0%, during the six months ended June 30, 2004, compared to the same period in 2003. Occupancy costs increased $115,000, or 10.3%, and other operating expenses decreased $356,000, or 10.3%, from the same period in 2003. The increase in occupancy expense resulted from two operation centers that were leased in the second and third quarter of 2003. The decrease in other operating expenses primarily resulted from the following: (1) decrease in advertising of $106,000, (2) decrease in other real estate and collection expenses of $84,000,
(3) decrease in FDIC insurance of $225,000, (4) decrease in accounting fees of $151,000, and (5) decrease in other professional fees of $122,000. Partially offsetting this were increases of $60,000 as a result of outsourcing of the internal audit function in 2003 and $100,000 increase for expenses related to lawsuits.

INCOME  TAXES

The Company attempts to maximize its net income through active tax planning. The provision for income taxes of $795,000 for the six months ended June 30, 2004 increased $176,000 compared to the same period of 2003. Taxes as a percent of earnings before income taxes were 33.5% for the six months ended June 30, 2004, and 37.4% for the same period in 2003.



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

FORWARD-LOOKING  INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Some of the disclosures in this Quarterly Report on Form 10-Q, including any statements preceded by, followed by or which include the words "may," "could," "should," "will," "would," "hope," "might," "believe," "expect," "anticipate," "estimate," "intend," "plan," "assume" or similar expressions constitute forward-looking statements. These forward-looking statements, implicitly and explicitly, include the assumptions underlying the statements and other information with respect to our beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business, including our expectations and estimates with respect to our revenues, expenses, earnings, return on equity, return on assets, efficiency ratio, asset quality and other financial data and capital and performance ratios. Any forward-looking statements are subject to numerous assumptions, risks and uncertainties because of the possibility of changes in underlying factors and assumptions. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including: inability to obtain required shareholder or regulatory approval for the proposed merger with Peoples; ecommendations made by or actions taken by banking regulatory authorities; significant changes in the economic scenario from the current anticipated scenario which could materially change anticipated credit quality trends; the value of investment securities and the ability to generate loans; significant delay in or inability to execute strategic initiatives designed to increase capital, reduce non-performing loans and classified assets, grow revenues and control expenses; ability to maintain sufficient liquidity and cash flow and significant changes in accounting, tax or regulatory practices or requirements; changes in interest rates; financial, legal, regulatory or other changes affecting the banking and financial services industries in general; continued intense competition from numerous providers of products and services which compete with the Company's businesses, and other factors listed from time to time in the Company's SEC reports, including, but not limited to, the Annual Report on Form 10-K for the year ended December 31, 2003.

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

As of June 30, 2004, there were no substantial changes in the composition of the Company's market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2003. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-K.

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

(b) Management has previously conducted a comprehensive review of the Company's internal control over financial reporting which identified significant weaknesses in the Company's and the Bank's internal control over financial reporting. While management continues to review and modify the Bank's internal controls over financial reporting to remediate those weaknesses there have been no significant changes in either the Company's or the Bank's internal control over financial reporting during the second quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



PART  II  -  OTHER  INFORMATION

ITEM  1  -  LEGAL  PROCEEDINGS

Reference is made to the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, under the heading "Item 3 - Legal Proceedings."



ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The Annual Meeting of Shareholders of Heritage Financial Holding Corporation was held on May 25, 2004, and the stockholders elected five (5) directors. The following is a tabulation of the voting on this matter.


NAMES                 VOTES FOR  VOTES WITHHELD
-----------------------------------------------

John T. Moss          6,247,722          49,634
T. Gerald New, M. D.  5,638,277         659,079
Betty B. Sims         6,271,322          26,034
R. Jeron Witt         6,248,322          49,034
Larry R. Mathews      6,247,622          49,734

The following directors continued in office following the annual meeting:
Bingham D. Edwards, Timothy A. Smalley, Lenny L. Hayes, Neal A. Holland, Harold
B. Jeffreys, Larry E. Landman and Vernon A. Lane.

The stockholders also ratified the appointment of Porter Keadle Moore, LLP as independent auditors of the Company for the year ending December 31, 2004. The following is a tabulation of the voting:

FOR           AGAINST     ABSTAIN
---------------------------------
5,625,077     670,645       1,634


ITEM  5  -  OTHER  INFORMATION

On July 15, 2004, the Company and The Peoples Holding Company ("Peoples") entered into a definitive merger agreement. According to the agreement, the Company will merge with and into Peoples, and each Company shareholder may elect to receive one of the three following options: (1) 0.200 shares of Peoples common stock for each share of Company common stock, (2) $6.25 in cash for each share of Company common stock, or (3) a combination of 40% cash and 60% common stock at the same exchange ratio listed above, subject to the overall limitation that the aggregate stock consideration will equal approximately 60% of the total consideration received by Company shareholders. The merger is expected to close in the first quarter of 2005 and is subject to certain closing conditions and regulatory approval.



ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

   (a)        EXHIBITS

Exhibit No.                                            Exhibit                                           Page
------------  -----------------------------------------------------------------------------------------  ----
   31.1       Certification of principal executive officer pursuant to Exchange Act Rule 13a
              - 14(a) or 15d - 14(a)                                                                       25

   31.2       Certification of principal financial officer pursuant to Exchange Act Rule 13a
              - 14(a) or 15d - 14(a)                                                                       26


   32.1       Chief Executive Officer - Certification required by Exchange Act Rule 13a -
              14 (b) or Rule 15d - 14(b) and 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002                                                27
   32.2       Chief Financial Officer - Certification required by Exchange Act Rule 13a -
              14 (b) or Rule 15d - 14(b) and 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002                                                28


   (b)        REPORTS ON FORM 8-K

              During the quarter ended June 30, 2004, the Company filed the following
              Current Reports on Form 8-K:

              On May 4, 2004, the Company filed a Current Report on Form 8-K with respect to a press release announcing its financial results for the quarter ended March 31, 2004.

              On July 15, 2004, the Company filed a Current Report on Form 8-K with respect to a press release announcing a definitive merger agreement with The Peoples Holding Company dated
              July 15, 2004.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        HERITAGE  FINANCIAL  HOLDING  CORPORATION

                        By:  /s/ Larry R. Mathews                      8/12/2004
                             ----------------------------------        ---------
                             Larry R. Mathews                          Date
                             President and
                             Chief Executive Officer


                        By:  /s/ William  M. Foshee                    8/12/2004
                             ----------------------------------        ---------
                             William M. Foshee                         Date
                             Chief Financial Officer