Form 10-Q
period 2004-09-30
HERITAGE FINANCIAL HOLDING
filed 2004-11-08
CIK 1126679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

[   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____


                        COMMISSION FILE NUMBER: 000-31823
                     HERITAGE FINANCIAL HOLDING CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



              Delaware                                   63 - 1259533
     --------------------------               ---------------------------------
     (State  of  Incorporation)               (IRS Employer Identification No.)



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

Common Stock, $0.01 par value Outstanding at November 4, 2004: 10,536,660 Shares

                                    FORM 10-Q

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES

                               SEPTEMBER 30, 2004

                                TABLE OF CONTENTS
                                                                        PAGE NO.
                                                                        --------

PART  I - FINANCIAL INFORMATION

Item  1 - Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition as of
          September 30, 2004 and December 31, 2003. . . . . . . . . . . . . .  3

          Consolidated Statements of Income for the three months
          ended September 30, 2004 and 2003 . . . . . . . . . . . . . . . . .  4

          Consolidated Statements of Comprehensive Income for the
          three months ended September 30, 2004 and 2003. . . . . . . . . . .  5

          Consolidated Statements of Income for the nine months
          ended September 30, 2004 and 2003 . . . . . . . . . . . . . . . . .  6

          Consolidated Statements of Comprehensive Income for the
          nine months ended September 30, 2004 and 2003 . . . . . . . . . . .  7

          Consolidated Statements of Cash Flow for the
          nine months ended September 30, 2004 and 2003 . . . . . . . . . . .  8

          Notes  to  Consolidated  Financial  Statements. . . . . . . . . . . 10

Item  2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations . . . . . . . . . . . 15

Item  3 - Quantitative and Qualitative Disclosures about Market Risk. . . . . 26

Item  4 - Controls and Procedures. . . . . . . . . . . . . .  . . . . . . . . 27


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings . . . . . . . . . . . . . .  . . . . . . . . . . . 28

Item 5 - Other Information . . . . . . . . . . . . . .  . . . . . . . . . . . 28

Item 6 - Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . 28

SIGNATURES

PART  I - FINANCIAL INFORMATION
ITEM  1 - FINANCIAL STATEMENTS

                            HERITAGE FINANCIAL HOLDING CORPORATION
                                       AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                     SEPTEMBER 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003


                                                               SEPTEMBER 30,
                                                                   2004         December 31,
                                                                (UNAUDITED)         2003
                                                              ---------------  --------------

ASSETS
  Cash and due from banks. . . . . . . . . . . . . . . . . .  $    8,353,075   $   8,663,330
  Interest bearing deposits with other banks . . . . . . . .         439,791         115,551
  Federal funds sold . . . . . . . . . . . . . . . . . . . .               -         632,000
                                                              ---------------  --------------
    CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . . .       8,792,866       9,410,881

  Securities available-for-sale. . . . . . . . . . . . . . .      95,855,843      99,037,992
  Other Investments. . . . . . . . . . . . . . . . . . . . .       4,707,061       2,897,061
  Mortgage loans held-for-sale . . . . . . . . . . . . . . .      27,412,783       5,995,929

  Loans. . . . . . . . . . . . . . . . . . . . . . . . . . .     386,774,781     385,886,904
  Allowance for loan losses. . . . . . . . . . . . . . . . .     (10,077,538)    (14,562,283)
                                                              ---------------  --------------
    LOANS, NET . . . . . . . . . . . . . . . . . . . . . . .     376,697,243     371,324,621

  Premises and equipment, net. . . . . . . . . . . . . . . .       6,806,208       7,223,966
  Accrued interest . . . . . . . . . . . . . . . . . . . . .       2,125,417       2,391,861
  Cash surrender value of life insurance . . . . . . . . . .      11,354,628      11,015,000
  Foreclosed real estate . . . . . . . . . . . . . . . . . .       1,625,177       4,546,740
  Other assets . . . . . . . . . . . . . . . . . . . . . . .       8,260,542       8,891,753
                                                              ---------------  --------------
      TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $  543,637,768   $ 522,735,804
                                                              ---------------  --------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  DEPOSITS
    Noninterest bearing. . . . . . . . . . . . . . . . . . .  $   31,825,706   $  28,141,627
    Interest-bearing . . . . . . . . . . . . . . . . . . . .     357,151,515     387,473,302
                                                              ---------------  --------------
      TOTAL DEPOSITS . . . . . . . . . . . . . . . . . . . .     388,977,221     415,614,929

  Short-term borrowings. . . . . . . . . . . . . . . . . . .       7,480,000       7,480,000
  Federal funds purchased. . . . . . . . . . . . . . . . . .      10,107,530         406,073
  Accrued interest . . . . . . . . . . . . . . . . . . . . .       1,436,840       1,899,628
  FHLB advances. . . . . . . . . . . . . . . . . . . . . . .      92,622,156      56,422,156
  Junior subordinated debentures . . . . . . . . . . . . . .      10,310,000      10,310,000
  Other liabilities. . . . . . . . . . . . . . . . . . . . .         803,267         497,626
                                                              ---------------  --------------
      TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . .     511,737,014     492,630,412
                                                              ---------------  --------------

STOCKHOLDERS' EQUITY
  Preferred stock - par value $0.01 per share; 10,000,000
    authorized . . . . . . . . . . . . . . . . . . . . . . .               -               -
  Common stock ($.01 par value; 40,000,000 shares authorized,
    10,536,660 and 10,510,791 shares issued and outstanding
    at September 30, 2004 and December 31, 2003) . . . . . .         105,367         105,108
  Additional paid-in capital . . . . . . . . . . . . . . . .      37,413,442      37,322,707
  Accumulated deficit. . . . . . . . . . . . . . . . . . . .      (5,836,324)     (7,548,144)
  Accumulated other comprehensive income . . . . . . . . . .         218,269         225,721
                                                              ---------------  --------------
      TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . .      31,900,754      30,105,392
                                                              ---------------  --------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . .  $  543,637,768   $ 522,735,804
                                                              ---------------  --------------

                 See noted to consolidated financial statements

                         HERITAGE FINANCIAL HOLDING CORPORATION
                                    AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME
                     THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                       (UNAUDITED)


                                                                   THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                 -----------------------
                                                                    2004        2003
                                                                 ----------  -----------
INTEREST INCOME
  Interest and fees on loans. . . . . . . . . . . . . . . . . .  $6,212,024  $7,025,574
  Interest and dividends on securities:
     Taxable securities . . . . . . . . . . . . . . . . . . . .     916,009     270,157
     Nontaxable securities. . . . . . . . . . . . . . . . . . .      50,017      17,063
  Interest on deposits with other banks . . . . . . . . . . . .       1,656       1,130
  Interest earned on federal funds sold and securities purchased        498      48,799
                                                                 ----------  -----------
     TOTAL INTEREST INCOME. . . . . . . . . . . . . . . . . . .   7,180,204   7,362,723
                                                                 ----------  -----------

INTEREST EXPENSE
  Interest on deposits. . . . . . . . . . . . . . . . . . . . .   2,214,608   2,956,899
  Interest on FHLB borrowings . . . . . . . . . . . . . . . . .     573,208     250,038
  Interest on fed funds purchased . . . . . . . . . . . . . . .      32,487           -
  Interest on short-term borrowings . . . . . . . . . . . . . .      78,062      69,049
  Interest on junior subordinated debentures. . . . . . . . . .     262,905     262,905
                                                                 ----------  -----------
     TOTAL INTEREST EXPENSE . . . . . . . . . . . . . . . . . .   3,161,270   3,538,891
                                                                 ----------  -----------

NET INTEREST INCOME . . . . . . . . . . . . . . . . . . . . . .   4,018,934   3,823,832
  Provision for loan losses . . . . . . . . . . . . . . . . . .     814,733     (48,393)
                                                                 ----------  -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES . . . . . .   3,204,201   3,872,225

NONINTEREST INCOME
  Customer service fees . . . . . . . . . . . . . . . . . . . .     321,501     306,450
  Mortgage banking fee income . . . . . . . . . . . . . . . . .     663,566   1,011,346
  Investment security gains . . . . . . . . . . . . . . . . . .       3,306      21,036
  Gains (losses) on sale of foreclosed real estate. . . . . . .      35,028    (465,077)
  Other operating income. . . . . . . . . . . . . . . . . . . .     529,375     233,866
                                                                 ----------  -----------
     TOTAL NONINTEREST INCOME . . . . . . . . . . . . . . . . .   1,552,776   1,107,621
                                                                 ----------  -----------

NONINTEREST EXPENSES
  Salaries and employee benefits. . . . . . . . . . . . . . . .   2,394,003   2,542,633
  Occupancy and equipment expense . . . . . . . . . . . . . . .     535,675     536,674
  Other operating expenses. . . . . . . . . . . . . . . . . . .   1,652,615   1,583,170
                                                                 ----------  -----------
     TOTAL NONINTEREST EXPENSES . . . . . . . . . . . . . . . .   4,582,293   4,662,477
                                                                 ----------  -----------

Income before income taxes. . . . . . . . . . . . . . . . . . .     174,684     317,369
Provision for income tax expense. . . . . . . . . . . . . . . .      40,925     117,071
                                                                 ----------  -----------

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . . .  $  133,759  $  200,298
                                                                 ==========  ===========

BASIC EARNINGS PER COMMON SHARE . . . . . . . . . . . . . . . .  $      .01  $      .02
                                                                 ==========  ===========

DILUTED EARNINGS PER COMMON SHARE . . . . . . . . . . . . . . .  $      .01  $      .02
                                                                 ==========  ===========

                 See noted to consolidated financial statements

                           HERITAGE FINANCIAL HOLDING CORPORATION
                                      AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                       THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                         (UNAUDITED)


                                                                        THREE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                    ------------------------
                                                                       2004         2003
                                                                    -----------  -----------
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  133,759   $  200,298

Other comprehensive income (loss) , net of tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during the period,
      net of tax of $652,998 and $43,541 . . . . . . . . . . . . .   1,267,235      (84,520)
    Reclassification adjustments for gains included in net income,
      net of tax of $1,124  and $7,152 . . . . . . . . . . . . . .      (2,181)     (13,884)
                                                                    -----------  -----------
    Other comprehensive income  (loss) . . . . . . . . . . . . . .   1,265,054      (98,404)
                                                                    -----------  -----------

COMPREHENSIVE INCOME . . . . . . . . . . . . . . . . . . . . . . .  $1,398,813   $  101,894
                                                                    -----------  -----------

                          HERITAGE FINANCIAL HOLDING CORPORATION
                                     AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME
                       NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                        (UNAUDITED)


                                                                      NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                 -------------------------
                                                                    2004          2003
                                                                 -----------  ------------

INTEREST INCOME
  Interest and fees on loans. . . . . . . . . . . . . . . . . .  $18,119,667  $22,572,918
  Interest and dividends on securities:
    Taxable securities. . . . . . . . . . . . . . . . . . . . .    2,811,226      970,162
    Nontaxable securities . . . . . . . . . . . . . . . . . . .       98,383       51,190
  Interest on deposits with other banks . . . . . . . . . . . .        3,047        3,892
  Interest earned on federal funds sold and securities purchased       1,064      129,658
                                                                 -----------  ------------
    TOTAL INTEREST INCOME . . . . . . . . . . . . . . . . . . .   21,033,387   23,727,820
                                                                 -----------  ------------

INTEREST EXPENSE
  Interest on deposits. . . . . . . . . . . . . . . . . . . . .    6,921,382   10,338,967
  Interest on FHLB borrowings . . . . . . . . . . . . . . . . .    1,535,741      739,038
  Interest on fed funds purchased . . . . . . . . . . . . . . .       78,734            -
  Interest on short-term borrowings . . . . . . . . . . . . . .      215,687      185,196
  Interest on junior subordinated debentures. . . . . . . . . .      788,714      788,715
                                                                 -----------  ------------
    TOTAL INTEREST EXPENSE. . . . . . . . . . . . . . . . . . .    9,540,258   12,051,916
                                                                 -----------  ------------

NET INTEREST INCOME . . . . . . . . . . . . . . . . . . . . . .   11,493,129   11,675,904
  Provision for loan losses . . . . . . . . . . . . . . . . . .       54,321     (564,593)
                                                                 -----------  ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES . . . . . .   11,438,808   12,240,497

NONINTEREST INCOME
  Customer service fees . . . . . . . . . . . . . . . . . . . .      947,304      821,825
  Mortgage banking fee income . . . . . . . . . . . . . . . . .    1,743,223    2,449,109
  Investment security gains . . . . . . . . . . . . . . . . . .      597,119      205,801
  Gains (losses) on sale of foreclosed real estate. . . . . . .      108,568     (686,677)
  Other operating income. . . . . . . . . . . . . . . . . . . .    1,267,720      554,142
                                                                 -----------  ------------
    TOTAL NONINTEREST INCOME. . . . . . . . . . . . . . . . . .    4,663,934    3,344,200
                                                                 -----------  ------------

NONINTEREST EXPENSES
  Salaries and employee benefits. . . . . . . . . . . . . . . .    7,009,807    6,895,559
  Occupancy and equipment expense . . . . . . . . . . . . . . .    1,770,561    1,656,425
  Other operating expenses. . . . . . . . . . . . . . . . . . .    4,774,507    5,061,492
                                                                 -----------  ------------
    TOTAL NONINTEREST EXPENSES. . . . . . . . . . . . . . . . .   13,554,875   13,613,476
                                                                 -----------  ------------

Income before income taxes. . . . . . . . . . . . . . . . . . .    2,547,867    1,971,221
Provision for income tax expense. . . . . . . . . . . . . . . .      836,047      736,276
                                                                 -----------  ------------

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,711,820  $ 1,234,945
                                                                 ===========  ============

BASIC EARNINGS PER COMMON SHARE . . . . . . . . . . . . . . . .  $       .16  $       .12
                                                                 ===========  ============

DILUTED EARNINGS PER COMMON SHARE . . . . . . . . . . . . . . .  $       .15  $       .12
                                                                 ===========  ============

                            HERITAGE FINANCIAL HOLDING CORPORATION
                                       AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                        NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                         (UNAUDITED)


                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                    -------------------------
                                                                       2004          2003
                                                                    -----------  ------------
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,711,820   $ 1,234,945

Other comprehensive income (loss) , net of tax:
  Unrealized gains on securities:
    Unrealized holding gains arising during the period,
      net of tax of $206,852 and $19,551 . . . . . . . . . . . . .     386,653        37,952
    Reclassification adjustments for gains included in net income,
      net of tax of $203,013 and $69,972 . . . . . . . . . . . . .    (394,105)     (135,829)
                                                                    -----------  ------------
      Other comprehensive income (loss). . . . . . . . . . . . . .      (7,452)       97,877)
                                                                    -----------  ------------

COMPREHENSIVE INCOME . . . . . . . . . . . . . . . . . . . . . . .  $1,704,368   $ 1,137,068
                                                                    -----------  ------------

                          HERITAGE  FINANCIAL  HOLDING  CORPORATION
                                     AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                       NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                        (UNAUDITED)


                                                                    Nine Months Ended
                                                                      September 30,
                                                             -----------------------------
                                                                 2004            2003
                                                             -------------  --------------
OPERATING ACTIVITIES
  Net Income. . . . . . . . . . . . . . . . . . . . . . . .  $  1,711,820   $   1,234,945
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Provision for loan losses . . . . . . . . . . . . . . .        54,321        (564,593)
    Depreciation, amortization, and accretion . . . . . . .     1,325,302         830,235
    Loss (gain) on sale of other real estate. . . . . . . .      (106,392)        365,483
    Loss  on sale of premises and equipment . . . . . . . .         6,253             ---
    Writedowns of other real estate . . . . . . . . . . . .                       321,194
    Realized investment security gains. . . . . . . . . . .      (597,119)       (205,801)
    Compensatory options (tax benefit forfeited). . . . . .           ---          (5,803)
    Changes in:
      Accrued interest receivable . . . . . . . . . . . . .       266,444       1,278,925
      Accrued interest payable. . . . . . . . . . . . . . .      (462,788)     (1,911,905)
      Cash surrender value of life insurance. . . . . . . .      (339,628)            ---
      Mortgage loans held-for-sale. . . . . . . . . . . . .   (21,416,854)      7,120,885
      Other assets. . . . . . . . . . . . . . . . . . . . .       490,050         839,961
      Other liabilities . . . . . . . . . . . . . . . . . .       305,642          81,120
                                                             -------------  --------------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES   (18,762,949)      9,384,646
                                                             -------------  --------------

INVESTING ACTIVITIES
  Purchases of securities available-for-sale. . . . . . . .   (33,443,242)   (115,256,894)
  Proceeds from sales of securities available for sale. . .    26,079,167      16,523,898
  Proceeds from calls, paydowns and maturities of
    securities available-for-sale . . . . . . . . . . . . .    10,679,049      75,775,863
  Proceeds from sale of  other investments. . . . . . . . .       475,000             ---
  Purchases of other investments. . . . . . . . . . . . . .    (2,285,000)       (350,600)
  Net (increase) decrease in loans to customers . . . . . .    (6,742,814)    102,621,864
  Purchases of premises and equipment . . . . . . . . . . .      (481,094)       (998,694)
  Proceeds from disposition of premises and equipment . . .        20,298           8,741
  Proceeds from disposition of foreclosed real estate . . .     4,488,827       8,762,336
                                                             -------------  --------------


      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .    (1,209,809)      7,086,514

                       HERITAGE FINANCIAL HOLDING CORPORATION
                                  AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                     (UNAUDITED)


                                                             Nine Months Ended
                                                               September 30,
                                                        ----------------------------
                                                            2004           2003
                                                        -------------  -------------
FINANCING ACTIVITIES

  Net decrease in deposits . . . . . . . . . . . . . .   (26,637,708)   (89,618,721)
  Proceeds from issuance of stock. . . . . . . . . . .        80,974      2,309,054
  Proceeds from federal funds purchased. . . . . . . .     9,701,457            ---
  Proceeds from FHLB advances. . . . . . . . . . . . .    36,200,000            ---
  Proceeds from short-term debt. . . . . . . . . . . .           ---        830,000
  Proceeds from exercise of stock options. . . . . . .        10,020      2,801,700
                                                        -------------  -------------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES   19,354,743    (83,677,967)
                                                        -------------  -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . .      (618,015)    12,793,193
Cash and Cash Equivalents at Beginning of Period . . .     9,410,881     19,538,515
                                                        -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . .  $  8,792,866     32,331,708
                                                        -------------  -------------



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the period for:
    Interest . . . . . . . . . . . . . . . . . . . . .  $ 10,003,047     13,963,821
    Taxes. . . . . . . . . . . . . . . . . . . . . . .           ---            ---


Noncash investing and financing activities:
    Change in other comprehensive income, net. . . . .  $     (7,452)  $    (97,877)
    Transfer of loans to other real estate . . . . . .  $  1,315,871   $ 10,308,202

                     HERITAGE FINANCIAL HOLDING CORPORATION
                                AND SUBSIDIARIES
                               SEPTEMBER 30, 2004

NOTE A  -  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Heritage Financial Holding Corporation and its subsidiary Heritage Bank (the "Bank") collectively, the Company. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

The effective tax rates of approximately 32.80 % and 37.40 % for the nine months ended September 30, 2004 and 2003, respectively, differ from the statutory rate principally because of the effect of state income taxes.


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

At September 30, 2004, the Company had net unrealized gains of approximately $331,000 in available-for-sale securities which are reflected in the presented assets and resulted in an increase in stockholders' equity of $218,000, net of deferred taxes. There were no held-to-maturity or trading securities at September 30, 2004 or December 31, 2003.

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

The Company now applies the provisions of FIN 46 to its wholly-owned subsidiary trust that issued capital securities to third-party investors. The application of FIN 46 resulted in the deconsolidation of the wholly-owned subsidiary trust. Deconsolidation resulted in increases in other assets and trust preferred securities of $310,000 as of September 30, 2004 and December 31, 2003.


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

Management's focus on addressing asset quality, loan and audit issues has resulted in a substantial decrease in loan loss reserves during 2003 and 2004 and an increase in the Bank's Tier I leverage ratio to 8.50% as of September 30, 2004. Management continues to be vigilant in its review of the Bank's loan portfolio, as an increase in classified loans and other loan-related issues could trigger additional restrictions on the Bank's operations. On July 15, 2004, the Company and The Peoples Holding Company ("Peoples") entered into a definitive merger agreement. According to the agreement, the Company will merge with and into Peoples, and each Company shareholder may elect to receive one of the three following options: (1) 0.200 shares of Peoples common stock for each share of Company common stock, (2) $6.25 in cash for each share of Company common stock, or (3) a combination of 40% cash and 60% common stock at the same exchange ratio listed above, subject to the overall limitation that the aggregate stock consideration will equal approximately 60% of the total consideration received by Company shareholders. The merger is expected to close in the first quarter of 2005 and is subject to certain closing conditions and regulatory approval.

NOTE F  -  STOCK-BASED COMPENSATION

The Company has long-term incentive stock option plans and an employee stock purchase plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations using the intrinsic value based method, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. No stock-based employee compensation cost has been reflected in net income for these plans. Net income and earnings per share would not be materially different during the three and nine month periods ended September 30, 2004 and 2003 if the Company had applied the fair value based method of SFAS No. 123. The fair value for these options was estimated at the dates of grant using the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.


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

The following represents the Company's commitments to extend credit and standby letters of credit as of September 30, 2004 and December 31, 2003:

                                          September 30,   December 31,
                                          --------------  -------------
                                               2004           2003
                                          --------------  -------------

Commitments to extend credit . . . . . .  $   40,059,000  $  34,936,000

Standby and commercial letters of credit       3,985,000      3,303,000
                                          --------------  -------------
Total commitments. . . . . . . . . . . .  $   44,044,000  $  38,239,000
                                          --------------  -------------

NOTE H - EARNINGS PER SHARE

Basic earnings per share are based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the three and nine months ended September 30, 2004 and 2003 presented in the financial statements were calculated as follows:


                                              2004                                  2003
                                              ----                                  ----
                                             Common      Per Share      Net         Common     Per Share
                              Net Income     Share        Amount       Income        Share       Amount
  For the quarters ended
September  30, 2004 and 2003
  Basic earnings per share    $   133,759  10,536,660  $      .01   $  200,298    10,408,868  $      .02

  Effect of stock options               -     813,956        0.00            -       654,441         .00
                              -----------  ----------  -----------  ----------  ------------  ----------

  Diluted earnings per share  $   133,759  11,350,616  $      .01   $  200,298    11,063,309  $      .02
                              ===========  ==========  ===========  ==========  ============  ==========

                                              2004                                  2003
                                              ----                                  ----
                                             Common      Per Share      Net         Common     Per Share
                              Net Income     Share        Amount       Income        Share       Amount
  For the nine months ended
September  30, 2004 and 2003
  Basic earnings per share    $ 1,711,820  10,523,044  $      .16   $1,234,945     9,677,464  $      .12

  Effect of stock options               -     644,325       (0.01)           -     1,106,259         .00
                              -----------  ----------  -----------  ----------  ------------  ----------

  Diluted earnings per share  $ 1,711,820  11,167,369  $      .15   $1,234,945    10,783,723  $      .12
                              ===========  ==========  ===========  ==========  ============  ==========

ITEM 2.  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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

The discussion and analysis included herein covers material changes in financial condition, liquidity and capital resources that have occurred since December 31, 2003, as well as certain material changes in results of operations during the three and nine months ended September 30, 2004 as compared to the same periods in 2003.

This discussion is intended to assist in an understanding of the Company and its subsidiary's financial condition and results of operations. Unless the context otherwise indicates, "the Company" shall include the Company and its subsidiary. This analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Item 1 of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

OVERVIEW

The Bank is a $542 million financial institution with community banking offices, operations and team members located principally in Morgan, Madison, Marshall and Jefferson County, Alabama. We gather substantially all of our deposits in these market areas. We use these deposits, as well as other financing sources, to fund our loan and investment portfolios. We earn interest income on our loans and investments. In addition, we generate noninterest income from a number of sources including deposit and loan services, mortgage originations, and investment securities. Our principal noninterest expenses are salaries and benefits, occupancy, data processing and other administrative expenses. Our financial results are affected by our credit quality, the economic environment, including interest rates, consumer and business confidence and spending, as well as the competitive conditions within our industry.

We reported net income of $1,712,000 for the first nine months of 2004. Net income increased 39% over the $1,235,000 reported in the first nine months of 2003. Diluted earnings per share for the first nine months of 2004 were $.15 per share versus $.12 per share in the prior year period.

During the first nine months of 2004, we experienced an increase in assets, as Total assets increased $20,902,000 (4.0%) to $543,638,000 from the 2003 year-end balance. On a year-over-year basis, total assets increased $35,073,000 (6.9%) from the $508,564,000 balance at September 30, 2003. At the end of the first nine months of 2004, total net loans were $376,697,000, an increase of $5,373,000 (1.5%) from year-end, but a decrease of approximately $7.8 million (2.0%) on a year-over-year basis. Deposits decreased $26,638,000 (6.4%) in the first nine months of 2004 to $388,977,000 from the 2003 year-end balance. Deposits decreased $47,035,000 (10.8%) on a year-over-year basis from September 30, 2003 to September 30, 2004.

At September 30, 2004, non-performing assets totaled $8,856,000, a decrease of $8,738,000 from the December 31, 2003 balance of $17,594,000. The ratio of non-performing assets to total assets decreased from 3.37% at December 31, 2003 to 1.61% at September 30, 2004. The ratio of non-performing loans to total loans decreased from 3.51% to 1.92% during the first nine months of 2004.

The Bank ended the first nine months of 2004 with a Tier 1 risk-based capital ratio of 10.49% and a total risk-based capital ratio of 11.74% compared to 10.77% and 12.06% at the end of the first nine months of 2003.

The following table provides a summary of the major elements of income and expense for the periods indicated.

CONDENSED COMPARATIVE INCOME STATEMENT

                                                                        Percentage
                                      Three months ended                  Change
                                        September 30,                    Increase
In Thousands (except percentages)     2004        2003                  (Decrease)
                                   ----------  -----------              -----------
Interest Income                    $    7,180  $    7,363                    (2.5%)
Interest Expense                        3,161       3,539                   (10.7%)
                                   ----------  -----------
Net interest income                     4,019       3,823                      5.1%
Provision for loan losses                 815         (48)
                                   ----------  -----------
Net interest income after
  provision for loan losses             3,204       3,872                   (17.3%)
Noninterest income                      1,553       1,108                     40.2%
Noninterest expense                     4,583       4,662                    (1.7%)
                                   ----------  -----------
Income before income taxes                175         317                   (45.0%)
Income taxes                               41         117                   (65.0%)
                                   ----------  -----------
Net income                         $      134  $      200                   (33.0%)
                                   ==========  ===========

                                                                        Percentage
                                      Nine months ended                   Change
                                        September 30,                    Increase
In Thousands (except percentages)     2004        2003                  (Decrease)
                                   ----------  -----------              -----------

Interest Income                    $   21,033  $   23,728                   (11.4%)
Interest Expense                        9,540      12,052                   (20.8%)
                                   ----------  -----------
Net interest income                    11,493      11,676                    (1.6%)
Provision for loan losses                  54        (565)
                                   ----------  -----------
Net interest income after
  provision for loan losses            11,439      12,241                    (6.6%)
Noninterest income                      4,664       3,344                     39.5%
Noninterest expense                    13,555      13,614                     (.4%)
                                   ----------  -----------
Income before income taxes              2,548       1,971                     29.3%
Income taxes                              836         736                     13.6%
                                   ----------  -----------
Net income                         $    1,712  $    1,235                     38.6%
                                   ==========  ===========

HIGHLIGHTS

During the first nine months of 2004, we continued to work diligently to resolve issues with the credit quality of our loan portfolio, revise our lending and loan review policies and address any substandard loans remaining on our books. As a result, we have continued to reduce our nonperforming assets to $8,856,000 at September 30, 2004, from $17,594,000 at December 31, 2003. We also continued our efforts to originate new loans consistent with the Bank's strengthened credit standards, and had net originations totaling $888,000 during the first nine months of 2004.

CHALLENGES

While we continued our progress in the reduction of nonperforming assets, we faced, and will continue to face, challenges to our continued growth. We experienced a decrease of $27 million in deposits during the first nine months of 2004, although much of this decrease was in brokered and out of area deposits. Deposits are the primary source of funds for supporting our earning assets, and we continue to strive toward a greater share of the deposit market in our area.



FINANCIAL CONDITION

SEPTEMBER 30, 2004 COMPARED TO DECEMBER 31, 2003

LOANS

Loans comprised the largest category of the Company's earning assets on September 30, 2004. Loans, net of allowance for loan losses, were 69.3% of total assets at September 30, 2004, and 71.0% of total assets at December 31, 2003. Total net loans were $376,697,000 at September 30, 2004, representing a 1.5% increase from the December 31, 2003 total of $371,325,000. During 2004, the Company transferred $1,316,000 of loans to foreclosed real estate, $4.5 million in net loans were charged off, a provision of $54,000 was recorded and net originations totaled $6.7 million. Management intends to continue efforts to originate new loans consistent with the Bank's strengthened credit standards. Mortgage loans held for sale increased from $6 million at December 31, 2003, to $27.4 million at September 30, 2004. This increase primarily resulted from the creation of the wholesale mortgage division in the first nine months of 2004.

ALLOWANCE FOR LOAN LOSSES

When determining the adequacy of the allowance for loan losses, management considers changes in the size and character of the loan portfolio, changes in non-performing and past due loans, regulatory classification of assets, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, existing and prospective economic conditions, and other factors. The allowance for loan losses decreased $4,485,000 during the nine months ended September 30,

2004 to $10,078,000 at September 30, 2004 from $14,562,000 at December 31, 2003.
Net charge offs in an aggregate amount of $4.5 million accounted for the decrease in the allowance for loan losses. The allowance for loan losses represented 2.61% and 3.77% of loans receivable at September 30, 2004 and December 31, 2003, respectively. (See further discussion in "Provision for Loan Losses" below.)

In the opinion of management, the allowance for loan losses was adequate at September 30, 2004 to provide for potential loan losses in the loan portfolio at that date. While management believes it has established its existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America, there can be no assurance that the Bank will not be required to increase the allowance in the future. Such increases could have a material adverse effect on the Bank's financial condition and results of operations. Losses ultimately confirmed will vary from original estimates as adjustments are made in the period in which these factors and other considerations become known.

Changes in the allowance for loan losses for the nine months ended September 30, 2004 and 2003 were as follows:

                                      2004          2003
                                  ------------  ------------

Balance at beginning of the year  $14,562,000   $26,991,000

Charge-offs                        (4,821,000)   (8,519,000)

Recoveries                            283,000       347,000
                                  --------------------------
    Net charge-offs                (4,538,000)   (8,172,000)

Provision for loan losses              54,000      (565,000)
                                  --------------------------

Balance as of September 30        $10,078,000   $18,254,000
                                  ============  ============


INVESTMENT SECURITIES AND OTHER EARNING ASSETS

The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Federal funds sold are a tool in managing the daily cash position of the Company. Investment securities decreased $3,182,000 from December 31, 2003 to $95,856,000 at September 30, 2004. Federal funds sold decreased $632,000 from December 31, 2003.



ASSET QUALITY

Between December 31, 2003 and September 30, 2004, the Company experienced a decrease in nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities and other real estate). Total nonperforming assets decreased from $17,594,000 to $8,856,000 during this period. The ratio of nonperforming assets to total assets decreased from 3.37% to

1.61% and the ratio of nonperforming loans to total loans decreased from 3.51% to 1.92% during the first nine months of 2004. The reduction in this ratio is the result of management's aggressive efforts to increase credit quality. The ratio of loan loss allowance to total nonperforming assets increased from 82.77% to 113.80% during this same period. The Company competes for loans, and has made certain loans to businesses, along the Birmingham-Huntsville-Decatur, Alabama high-tech corridor. During the past year, the high tech industry segment has experienced and continues to experience a more significant downturn compared with other sectors of the economy. The Company and the Bank have taken steps to intensively monitor its overall loan portfolio; including the hiring of additional personnel to monitor credit quality and adherence to credit policies and procedures. Management believes that these additions, as well as additional recently retained personnel, will provide the Bank with the necessary resources to improve controls over the lending functions, identify any potential areas of concern in a timelier manner, and ensure that future loans comply with the Bank's lending policies and procedures.

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

The following table sets forth nonaccrual loans, loans past due 90 days or more and foreclosed real estate at September 30, 2004 and December 31, 2003:

                              NONPERFORMING ASSETS

                                9/30/2004               12/31/2003
                                ----------              -----------
Nonaccruing loans               $6,428,000              $12,523,000
Loans past due 90 days or more     803,000                  524,000
Foreclosed real estate           1,625,000                4,547,000
                                ----------              -----------

Totals                          $8,856,000              $17,594,000
                                ==========              ===========

DEPOSITS

Total deposits of $388,977,000 at September 30, 2004 decreased $26,638,000, or 6.4%, from total deposits of $415,615,000 at year-end 2003 primarily due to a reduction in brokered deposits and out of market deposits. The brokered deposits decreased $3,381,000 from year-end 2003 and out of market deposits decreased $21,582,000 from year-end 2003. We have also experienced decreases in other interest bearing accounts during 2004 as we continue to build our core customer deposit base. Deposits are the Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits increased $3,684,000, or 13.1%, from year-end 2003 to September 30, 2004, and interest-bearing deposits decreased $30,322,000, or 7.8%, from year-end 2003.

OTHER BORROWINGS

Federal funds purchased increased $9.7 million from December 31, 2003, to September 30, 2004. FHLB advances increased $36.2 million from December 31, 2003 to September 30, 2004. The increase in these borrowings was used to offset the $26.6 million decrease in total deposits and to fund the $21.4 increase in mortgage loans held for sale.

STOCKHOLDERS' EQUITY

Equity has increased by $1,795,000 from December 31, 2003 to September 30, 2004. The major components of this increase were: (1) nine months ended September 30, 2004, net income of $1,711,820, and (2) stock issuance of $90,994. Offsetting this was a decrease in the net unrealized gain on available for sale securities of $ 7,452, net of income tax.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and sales, and maturities and sales of investment securities. Loans that mature in one year or less equaled approximately $125,268,000 or 31.8% of the total loan portfolio at September 30, 2004.

The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At September 30, 2004, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $23,500,000. The Bank is also a member of the Federal Home Loan Bank of Atlanta. Such membership provides the Bank with additional lines of credit for liquidity needs. This line of credit with the Federal Home Loan Bank of Atlanta is collateralized by a blanket lien on the Bank's single-family mortgage portfolio, as well as certain commercial real estate mortgages. As of September 30, 2004, the Federal Home Loan Bank line of credit permitted borrowings of up to approximately $99.3 million and as of September 30, 2004, the Bank had borrowed $93 million.

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

Regulatory authorities are placing increased emphasis on the maintenance of adequate capital. Capital strength is measured in two tiers that are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier 1 capital, which consists of common equity less goodwill and the guaranteed preferred beneficial interest in the Company's subordinated debentures, subject to limitations, amounted to approximately $38,148,000 at September 30, 2004. The Company's Tier 2 capital components are comprised solely of the allowance for loan losses subject to certain limitations. Tier 1 capital plus the Tier 2 capital components is referred to as Total Risk-Based capital and was approximately $43,536,000 at September 30, 2004.

The Company has taken steps to maintain a Tier 1 capital ratio at the Bank of 8%. As of September 30, 2004, the Bank's Tier 1 capital ratio was 8.50%. Although the Company cannot assure that it will be successful in maintaining this capital ratio, management believes that the steps it is taking to access additional capital, implement management changes and enhance internal controls and procedures will enable the Company to achieve these objectives. The Board of Directors and management of the Company and the Bank are actively engaged in the preparation and implementation of strategic business plans for the Company and the Bank, to address, among other things, the immediate and anticipated future capital requirements of the Company and the Bank, taking into account the mix of loans in the Bank's loan portfolio, earnings, and alternative sources of capital.

As of September 30, 2004 and December 31, 2003, the capital ratios of the Bank were as follows:

                                 Regulatory   September 30,   December 31,
                                   Minimum         2004           2003
                                 -----------  --------------  -------------
Tier 1 leverage ratio                     4%           8.50%          8.64%
Tier 1 Risk-based capital ratio           6%          10.49%         10.71%
Total Risk-based capital ratio            8%          11.74%         11.99%

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

SUMMARY

Net income of the Company for the quarter ended September 30, 2004 was $134,000, compared to net income of $200,000 for the same period in 2003, representing a $66,000 decrease from prior period income.

NET INTEREST INCOME

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the three months ended September 30, 2004 decreased $183,000, or 2.5%, from the same period in 2003. A decrease in the average balances of earning assets accounted for $144,000 of this decrease while a decrease in the average rate earned on these assets accounted for $39,000 of this decrease. Interest expense for the three months ended September 30, 2004 decreased $378,000, or 10.7%, over the corresponding period of 2003 due to decreases in interest expense paid on interest-bearing deposits. A decrease in the average rate paid on these liabilities accounted for $ 505,000 of this decrease. Partially offsetting this was an increase in the average balances of interest bearing liabilities which caused an increase of $127,000. As a result of these factors, net interest income increased $196,000, or 5.1%, for the three months ended September 30, 2004, compared to the same period of 2003. The Bank's net interest margin was 3.27% for the quarter ended September 30, 2004 compared to 3.12% for the quarter ended September 30, 2003.



PROVISION FOR LOAN LOSSES

The provision for loan losses represents the charge against current earnings necessary to maintain the allowance for loan losses at a level which management considers appropriate. This level is determined based upon the Bank's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The Bank recorded a provision for loan losses of $815,000 for the three months ended September 30, 2004, compared to a negative provision of $48,000 for the same period of 2003. The 2004 provision resulted from a pending sale of loans that is a direct result of the pending merger with Peoples. The allowance for loan losses as a percent of outstanding loans, net of unearned income, was
2.61 % at September 30, 2004 compared to 4.53 % at September 30, 2003.

NONINTEREST INCOME

Noninterest income for the three months ended September 30, 2004 was $1,553,000 compared to $1,108,000 for the same period of 2003. This increase primarily was due to the following: (1) annuity sale income of $100,000 in 2004; (2) increase in the cash surrender value of life insurance of $115,000; and (3) a gain on the sale of foreclosed real estate of $36,000 in 2004 versus a loss of $465,000 for the same period in 2003. Partially offsetting this increase was a decrease in mortgage banking income of $347,000 This decrease was the result of the decreased volume of refinancing in 2004.

NONINTEREST EXPENSES

Noninterest expenses for the three months ended September 30, 2004 were $4,583,000, reflecting a 1.7% decrease over the same period of 2003. The primary component of noninterest expenses is salaries and employee benefits, which decreased $149,000, or 5.9%, during the three months ended September 30, 2004, compared to the same period in 2003. The decrease in other operating expenses of $81,000 primarily resulted from the following: (1) decreased advertising expense of $129,000; (2) decrease in other real estate and collection expenses of $78,000; and (3) decrease in FDIC insurance expense of $10,000. Partially offsetting these decreases was an increase in professional fess of $174,000.

INCOME TAXES

The Company attempts to maximize its net income through active tax planning. The provision for income taxes of $41,000 for the three months ended September 30, 2004 decreased $76,000 compared to the same period of 2003. Taxes as a percent of earnings before income taxes were 23.4% for the quarter ended September 30, 2003, and 36.9% for the quarter ended September 30, 2004.


NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

SUMMARY

Net income of the Company for the nine months ended September 30, 2004 was $1,712,000, compared to net income of $1,235,000 for the same period in 2003, representing a $477,000 increase from prior period income.

NET INTEREST INCOME

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the nine months ended September 30, 2004 decreased $2,695,000, or 11.4%, from the same period in 2003. A decrease in the average balances of earning assets accounted for $1,577,000 of this decrease and the decrease in the average rate earned on these assets accounted for $1,118,000 of the decrease. Interest expense for the nine months ended September 30, 2004 decreased $2,512,000, or 20.8%, over the corresponding period of 2003 due to decreases in interest expense paid on interest-bearing deposits. A decrease in the average balances of interest bearing liabilities accounted for $ 2,292,000 of this decrease and the decrease in the average rate paid on these liabilities accounted for $ 220,000 of this decrease. As a result of these factors, net interest income decreased $183,000, or 1.6%, for the nine months ended September 30, 2004, compared to the same period of 2003. The Bank's net interest margin was 3.28% for the nine months ended September 30, 2004 compared to 3.17% for the same period in 2003.

PROVISION FOR LOAN LOSSES

The provision for loan losses represents the charge against current earnings necessary to maintain the allowance for loan losses at a level which management considers appropriate. This level is determined based upon the Bank's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The Bank recorded a provision for loan losses of $54,000 for the nine months ended September 30, 2004, compared to a negative provision of $565,000 for the same period of 2003. The provision primarily resulted from a pending sale of loans that is a direct result of the pending merger with Peoples, partially offset by a the reduction in classified loans of $27,301,000 from December 31, 2003, to September 30, 2004. The allowance for loan losses as a percent of outstanding loans, net of unearned income, was 2.61% at September 30, 2004 compared to 4.53 % at September 30, 2003.


NONINTEREST INCOME

Noninterest income for the nine months ended September 30, 2004 was $4,664,000 compared to $3,344,000 for the same period of 2003. This increase primarily was due to the following: (1) annuity sale income of $240,000 in 2004; (2) increase in the cash surrender value of life insurance of $340,000; (3) an increase in the gain on sale of investments of $391,000; and (4) a gain on the sale of foreclosed real estate of $109,000 in 2004 versus a loss of $687,000 for the same period in 2003. Partially offsetting this increase was a decrease in mortgage banking income of $706,000. This decrease was the result of the decreased volume of refinancing in 2004.

NONINTEREST EXPENSES

Noninterest expenses for the nine months ended September 30, 2004 were $13,555,000, reflecting a .4% decrease over the same period of 2003. The primary component of noninterest expenses is salaries and employee benefits, which increased $114,000, or 1.7%, during the nine months ended September 30, 2004, compared to the same period in 2003. Occupancy costs increased $115,000, or 6.9%, and other operating expenses decreased $287,000, or 5.7%, from the same period in 2003. The increase in occupancy expense resulted from two operation centers that were leased in the second and third quarter of 2003. The decrease in other operating expenses primarily resulted from the following: (1) decrease in advertising of $236,000; (2) decrease in other real estate and collection expenses of $161,000; (3) decrease in FDIC insurance of $235,000; (4) decrease in contract services of $429,000; and (5) decrease in mortgage expenses of $122,000. Partially offsetting this were increases of $76,000 in courier expense, $113,000 in loan closing cost and $151,000 in merger related expenses.

INCOME TAXES

The Company attempts to maximize its net income through active tax planning. The provision for income taxes of $836,000 for the nine months ended September 30, 2004 increased $100,000 compared to the same period of 2003. Taxes as a percent of earnings before income taxes were 32.8% for the nine months ended September 30, 2004, and 37.4% for the same period in 2003.

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

As of September 30, 2004, there were no substantial changes in the composition of the Company's market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2003. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-K.



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

(b) Management has previously conducted a comprehensive review of the Company's internal control over financial reporting which identified significant weaknesses in the Company's and the Bank's internal control over financial reporting. While management continues to review and modify the Bank's internal controls over financial reporting to remediate those weaknesses there have been no significant changes in either the Company's or the Bank's internal control over financial reporting during the third quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


ITEM 6  -  EXHIBITS



EXHIBITS

Exhibit No.                          Exhibit                                Page
-----------                          -------                              ------

   31.1      Certification  of principal executive officer pursuant
             to Exchange Act Rule 13a  -  14(a)  or  15d  -  14(a)            30

   31.2      Certification  of principal financial officer pursuant
             to Exchange Act Rule 13a  -  14(a)  or  15d  -  14(a)            31


   32.1      Chief  Executive  Officer - Certification required by
             Exchange Act Rule 13a  - 14  (b) or Rule 15d - 14(b)
             and 18 U.S.C. Section 1350, as adopted pursuant to
             Section  906  of  the  Sarbanes-Oxley  Act  of  2002             32

   32.2      Chief  Financial  Officer - Certification required by
             Exchange Act Rule 13a  -  14  (b) or Rule 15d - 14(b)
             and 18 U.S.C. Section 1350, as adopted pursuant to
             Section  906  of  the  Sarbanes-Oxley  Act  of  2002             33

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    HERITAGE FINANCIAL HOLDING CORPORATION

                    By: /s/ Larry R. Mathews             11/4/2004
                        -----------------------          ------------
                        Larry R. Mathews                 Date
                        President and
                        Chief Executive Officer


                    By: /s/ William M. Foshee             11/4/2004
                        ------------------------          ------------
                        William M. Foshee                 Date
                        Chief Financial Officer